Form 10-Q
period 2022-06-30
Qualis Innovations, Inc.
filed 2022-08-09
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______	Commission File Number 333-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania	19317
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (484) 483-2134

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 8,439,950 shares of common stock $0.001 par value, issued and outstanding as of August 9, 2022.

QUALIS INNOVATIONS, INC

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

The accompanying unaudited Condensed Consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2022 are not necessarily indicative of the results of operations for the full year.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$226,287	$528,284
Inventory	60,275	60,275
Deposits	54,000	54,000
Other current assets	14,066	101,144
Total current assets	354,628	743,703

Property and equipment, net	47,809	56,360
Intangible assets, net	-	-
Total assets	$402,437	$800,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,438	$18,248
Other current liabilities	-	11,400
Total current liabilities	20,438	29,648
Total liabilities	20,438	29,648

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 8,239,950 and 8,239,950 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8,240	8,240
Additional paid-in-capital	3,684,133	3,466,947
Accumulated deficit	(3,310,374)	(2,704,772)
Total stockholders’ equity	381,999	770,415
Total liabilities and stockholders’ equity	$402,437	$800,063

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Research and development	45,418	128,479	57,585	253,899
Stock based compensation - related party	-	165,378	-	165,378
General and administrative	465,111	328,920	548,017	407,531
Total operating expenses	510,529	622,777	605,602	826,808
Loss from operations	(510,529)	(622,777)	(605,602)	(826,808)

Loss before income taxes	(510,529)	(622,777)	(605,602)	(826,808)
Income taxes	-	-	-	-

Net loss	$(510,529)	$(622,777)	$(605,602)	$(826,808)

Net loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.07)	$(0.15)

Weighted average number of shares outstanding
Basic and diluted	8,239,950	6,106,945	8,239,950	5,626,127

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2021*	4,058,300	$4,058	$1,780,942	$(972,656)	$812,344
Issuance of common stock for cash*	2,000,000	2,000	998,000	-	1,000,000
Issuance of common shares for services - related parties*	30,000	30	14,970	-	15,000
Net loss	-	-	-	(204,031)	(204,031)
Balance as of March 31, 2021	6,088,300	$6,088	$2,793,912	$(1,176,687)	$1,623,313

Common stock issued in conjunction with share agreement*	900,000	900	(900)	-	-
Issuance of common stock for cash	300,000	300	149,700	-	150,000
Issuance of common stock for services - related parties	200,000	200	99,800	-	100,000
Recapitalization of Qualis in conjunction with reverse acquisition	496,650	497	(497)	-	-
Warrants issued to third parties in conjunction with services	-	-	109,512	-	109,512
Warrants issued in conjunction with employment agreement	-	-	165,378	-	165,378
Options issued to third parties in conjunction with services	-	-	727	-	727
Net loss	-	-	-	(622,777)	(622,777)
Balance as of June 30, 2021	7,984,950	$7,985	$3,317,632	$(1,799,464)	$1,526,153

Balance as of January 1, 2022	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415
Warrants issued to third parties in conjunction with services	-	-	13,547	-	13,547
Warrants forfeited in conjunction with compensation - related party	-	-	(94,101)	-	(94,101)
Options issued to third parties in conjunction with services	-	-	3,792	-	3,792
Net loss	-	-	-	(95,073)	(95,073)
Balance as of March 31, 2022	8,239,950	$8,240	$3,390,185	$(2,799,845)	$598,580

Warrants issued to third parties in conjunction with services	-	-	290,276	-	290,276
Options issued to third parties in conjunction with services	-	-	3,672	-	3,672
Net loss	-	-	-	(510,529)	(510,529)
Balance as of June 30, 2022	8,239,950	$8,240	$3,684,133	$(3,310,374)	$381,999

*	Total common stock of 6,988,300 as on June 29, 2021 issued to shareholders of mPathix Health, Inc. in conjunction with the Share Exchange Agreement.

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(605,602)	$(826,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,551	8,402
Amortization expense	-	214,838
Warrants issued for services	303,823	109,512
Options issued for services	7,464	727
Warrants forfeited in conjunction with compensation - related parties	(94,101)	-
Stock based compensation - related parties	-	165,378
Issuance of common stock for services - related parties	-	15,000
Changes in operating assets and liabilities:
Deposits	-	9,000
Other current assets	87,078	(13,447)
Accounts payable and accrued expenses	2,190	4,500
Other current liabilities	(11,400)	53,678
Net cash used in operating activities	(301,997)	(259,220)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,787)
Net cash used in investing activities	-	(1,787)

Cash flows from financing activities:
Issuance of common stock for cash	-	1,250,000
Net cash provided by financing activities	-	1,250,000

Net (decrease) increase in cash	(301,997)	988,993

Cash at beginning of period	528,284	72,915
Cash at end of period	$226,287	$1,061,908

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with share agreement	$-	$1,397

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

Qualis Innovations, Inc. (the “Company” or “Qualis”), formerly known as Hoopsoft Development Corp., Yellowstone Mining, Inc. and Sky Digital Holding Corp. was incorporated in the state of Nevada on March 23, 2006 under the name Hoopsoft Development Corp (“Hoopsoft”). On January 12, 2007, the Company entered into an agreement and plan of merger (“Agreement and Plan of Merger”) with Yellowcake Mining, Inc. (“Yellowcake”), a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Agreement and Plan of Merger, Yellowcake merged with and into Hoopsoft, with Hoopsoft carrying on as the surviving corporation under the name “Yellowcake Mining, Inc.”

On April 6, 2011, Yellowcake restated its articles of incorporation and changed its name to Sky Digital Stores Corp (“SKYC”). On May 5, 2011, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among SKYC and Hong Kong First Digital Holding Ltd. (“First Digital”), and the shareholders of First Digital (the “FDH Shareholders”) entered into a Share “FDH”), and the shareholders of FDH (the “FDH Shareholders”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of FDH from the FDH Shareholders; and FDH Shareholders transferred and contributed all of their Shares to us. In exchange, the Company issued to the FDH Shareholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share.

Mr. Lin Xiangfeng planned, organized and executed the Share Exchange. Prior to the Share Exchange, Mr. Lin Xiangfeng was the largest shareholder and sole officer of FDH. He was also the CEO of SKYC but did not own any shares of the Company. The parties involved in the Share Exchange Agreement are SKYC, FDH and all FDH Shareholders. Mr. Lin Jinshui, an FDH Shareholder, is the father of Mr. Lin Xiangfeng and Mr. Lin Xiuzi, an FDH Shareholder, is the brother of Mr. Lin Xiangfeng. Other than Mr. Lin Xiangfeng, no third party played a substantial role in the agreement.

FDH owned (i) 100% of the issued and outstanding capital stock of Shenzhen Dong Sen Mobile Communication Technology Co., Ltd (also known and doing business as Shenzhen Donxon Mobile Communication Technology Co., Ltd, “Donxon”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”); and (ii) 100% of the issued and outstanding capital stock of Shenzhen Xing Tian Kong Digital Company Limited (“XTK”), a PRC company. XTK was the holder of 100% of the issued and outstanding capital stock of Shenzhen Da Sheng Communication Technology Company Limited (also known and do business as Shenzhen Dasen Communication Technology Company Limited, “Dasen”), a PRC company. Dasen is the holder of 70% of the issued and outstanding capital stock of Foshan Da Sheng Communication Chain Service Company Limited (also known and do business as Foshan Dasen Communication Chain Service Co. Ltd, “FDSC”), a PRC company. Pursuant to the Exchange Agreement, FDH became a wholly-owned subsidiary of the Company, and the Company owned 100% of Donxon, 100% of XKT, 100% of Dasen and 70% of FDSC indirectly through FDH.

On February 13, 2018, a change of control occurred, and new officers and directors of the Company were appointed. The name change of ‘Sky Digital Stores Corp.’ (SKYC) to Qualis Innovations, Inc. and the 1 – 1,000 reverse split was announced on FINRA’s Daily List. Echo Resources LLLP took over control of Qualis owning 232,689 of the 396,650 common shares outstanding. Since that event Qualis did not have any business operations or any assets or liabilities.

In July, 2019, John Ballard and a Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 the Company changed its name to mPathix Health Inc. Presently, John Ballard is the Chief Financial Officer and Charles Achoa does not participate in any management or board position.

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company. On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Qualis in conjunction with the reverse acquisition for a net book value of $0.

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix prior to the acquisition acquired a majority of the outstanding shares of the common stock immediately following the completion of the transaction. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,310,374 at June 30, 2022, had working capital of $334,190 and $714,055 at June 30, 2022 and December 31, 2021, respectively, had a net loss of $605,602 and $826,808 for six months ended June 30, 2022 and 2021, respectively, and net cash used in operating activities of $301,997 and $259,220 for six months ended June 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: common stock valuation, amortization of intangible assets, depreciation of property and equipment, the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated Statements of Operations.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not have a liability for unrecognized income tax benefits.

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and six months ended June 30, 2022 and the three and six months ended 2021, respectively.

Research and Development

All research and development costs are expensed as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development. The Company incurred research and development expense of $45,418 and $57,585 for the three and six months ended June 30, 2022, respectively. The Company incurred research and development expense of $128,479 and $253,899 including $107,419 and $214,839 of amortization associated with the Intellectual Property License Agreement for the three and six months ended June 30, 2021, respectively.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Deposits

Deposits consist of amounts paid to a vendor in advance to manufacture pain treatment products. Deposits as of June 30, 2022 and December 31, 2021 were $54,000 and $54,000, respectively. Deposits are included in current assets in the accompanying Condensed Consolidated Balance Sheets.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Fixed assets are examined for the possibility of decreases in value when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible Assets

Intangible assets consisted primarily of intellectual property licensing costs. The intangible assets were being amortized on a straight-line basis through the end of the licensing agreement of April 2022, however, based on the Company’s analysis of the Solace medical device, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 reducing the intangible asset to zero as of December 31, 2021.

Impairment of Long-lived Assets

The Company periodically evaluates whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

The Company’s impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with the Company’s assumptions and estimates, or the assumptions and estimates change due to new information, the Company may be exposed to an impairment charge in the future.

Based on the Company’s analysis of the Solace medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the Solace device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and was classified in other expenses in the consolidated Statement of Operations.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2022, there were no financial instruments requiring fair value.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities

The carrying value of financial assets and liabilities recorded at fair value are measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. There have been no transfers between levels.

Basic and diluted earnings per share

The computation of net profit (loss) per share included in the Statements of Operations, represents the net profit (loss) per share that would have been reported had the Company been subject to ASC 260, “Earnings Per Share as a corporation for all periods presented.

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period.

There were 1,250,000 and 1,138,830, and 1,250,000 and 1,138,830 dilutive securities outstanding for the three and six months ended June 30, 2022 and 2021, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our unaudited condensed consolidated financial statements.

Non-Employee Stock Based Compensation

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Concentrations, Risks, and Uncertainties

Business Risk

Substantial business risks and uncertainties are inherent to an entity, including the potential risk of business failure.

The Company is headquartered and operates in the United States. To date, the Company has generated no revenues from operations. There can be no assurance that the Company will be able to raise additional capital and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. Currently, these contingencies include general economic conditions, price of components, competition, and governmental and political conditions.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is not exposed to credit risk.

Seasonality

The business is not subject to substantial seasonal fluctuations.

Major Suppliers

The Company has not entered into any contracts that obligate it to purchase a minimum quantity or exclusively from any supplier.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and had an immaterial impact from this standard.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and had an immaterial impact from this standard.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Other recently issued accounting updates are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	June 30, 2022	December 31, 2021

Tooling	5 years	$82,530	$82,530
Computer Equipment	3 years	1,787	1,787
Accumulated depreciation		(36,508)	(27,957)
		$47,809	$56,360

Depreciation expense was $4,275 and $4,275, and $8,551 and $8,402 for the three and six months ended June 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 5 – INTELLECTUAL PROPERTY LICENSE AGREEMENT

Prior License

We previously licensed from Life Care Medical Devices a number of patents in connection with the Prior Device, the predicate device which was marketed as the “BeBe” device, and which received 510(k) clearance from the FDA in March 2014. The granted indication for the BeBe device was “to generate deep heat within body tissues for the treatment of medical conditions such as relief of pain, muscle spasms and joint contractures.”

On August 28, 2019, our subsidiary, mPathix, entered into a Preliminary License Agreement with LCMD, licensing from LCMD certain patents, know how, trade secrets, 510(k) clearances and other property (the “Property”) previously transferred to LCMD by the Marchitto Entities (defined below) in accordance with an Asset Purchase Agreement and a separate Intellectual Property License Agreement dated November 10, 2015. Jim Holt who served as the sole officer and director of LCMD, is also one of our directors. mPathix had an exclusive license to reproduce, distribute, sell, lease, display and perform and otherwise use the Property (including the SOLACE medical device) for use in pain management as of the August 28, 2019 agreement. In consideration, mPathix issued 2,000,000 shares of its common stock (1,878,955 shares issued to LCMD and 121,045 shares issued to an affiliate of LCMD) and paid $110,000 in cash to LCMD on or about on September 9, 2019, and mPathix was to pay continuing royalties to LCMD, with an initial royalty payment of 6.0% of the net revenues from pain application sales in each of the first twelve months, and lesser royalties thereafter based on annual device sales. No royalty payments have been made to or earned by LCMD since no revenues from medical device sales were generated.

On June 3, 2021, a Definitive License Agreement was signed by LCMD and mPathix in order to finalize the terms of the August 28, 2019 Preliminary License Agreement. The terms of the license with LCMD were contingent upon successful fulfilment of a court ordered resolution between LCMD and the original owners of the underlying intellectual property (the “Marchitto Entities”). LCMD was obligated to pay to the Marchitto Entities the sum of $2,400,000 on or before April 24, 2022, which has not occurred. Accordingly, we consider the license agreement to be expired, and we do not intend to renew the license agreement with LCMD or otherwise reacquire the intellectual property from the Marchitto Entities.

The Company is in the process of finalizing the SOLACE product design and is beginning to compile the data required to complete an application with the FDA. Further, given the substantial changes and modifications that we have identified for our device, the Company will seek to file provisional patents at the earliest possible date.

ASC 730-10-25-2(c), Intangible Assets Purchased From Others, requires a company to evaluate the technology acquired, and the applicable guidance for the determination of alternative future uses. mPathix determined, at the date of the acquisition of the technology, that it was acquiring an asset that represented a research and development (R&D) project that was still in the process of experimentation. The technology has additional potential future benefits including hyperhidrosis, stress bladder incontinence, and cosmetic indications. Therefore, the acquisition represented an asset by the Company.

The Company recorded an intangible asset of $1,110,000 to be amortized on a straight-line basis through the end of the licensing agreement of April 2022.

Based on the Company’s analysis of the Solace medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the Solace device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and was classified in other expenses in the consolidated Statement of Operations reducing the intangible asset to zero as of December 31, 2021.

Intangible assets consisted of the following as of:

	Estimated life	June 30, 2022	December 31, 2021
License Agreement	31 months	$-	$1,110,000
Accumulated amortization		-	(966,774)
Impairment of license agreement		-	(143,266)
		$-	$-

The Company had amortization expense of $0 and $107,419 and $0 and $214,839 for the three and six months ended June 30, 2022 and 2021, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at June 30,2022 and December 31, 2021.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 8,239,950 and 8,239,950 shares are outstanding at June 30, 2022 and December 31, 2021, respectively.

Common Stock

In July 2021, the Company issued 250,000 common shares to a related party valued at $125,000 (based on the estimated fair value of the stock on the date of grant) for services rendered.

In July 2021, the Company issued 5,000 common shares to a third party valued at $2,500 (based on the estimated fair value of the stock on the date of grant) for services rendered.

In June 2021, the Company issued 300,000 common shares to a third party for aggregate gross proceeds of $150,000.

In June 2021, the Company issued 200,000 common shares to a related party for aggregate gross proceeds of $100,000.

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholders, their designees or assigns, an aggregate of 6,988,300 shares of Company’s common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company.

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix prior to the acquisition acquired a majority of the outstanding shares of the common stock immediately following the completion of the transaction. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

On June 29, 2021, the Company issued 900,000 common shares to Echo Resources LLP in conjunction with share agreement.

On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Qualis in conjunction with the reverse acquisition for a net book value of $0.

On February 14, 2021, the Company issued a total of 30,000 restricted common shares to members of its Board of Directors, valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for services to be rendered in FY2021.

On February 11, 2021, the Company issued 2,000,000 common shares to third parties for aggregate gross proceeds of $1,000,000.

Warrants

On February 14, 2021, the Company granted 400,000 warrants to purchase 400,000 of the Company’s common stock to CreoMed, Inc. (controlled by Dr. Joseph Pergolizzi, Acting CEO and Chairman of the Board) for consulting services, valued at $109,512 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of seven years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On March 16, 2021, the Company granted 698,830 warrants to purchase 698,830 of the Company’s common stock to Ahmet Demir Bingol, valued at $165,378 (based on the Black Scholes valuation model on the date of grant), pursuant to his Employment Agreement. The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On June 29, 2021, the Qualis Innovations, Inc. cancelled previous warrants agreement and regranted warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol, Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment in conjunction with the share exchange agreement.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he received 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company recognized a loss of $9,155 over the remaining three-year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he terminated his employment effective April 15, 2022. He received no severance payment and there were no disagreements between Mr. Bingol and the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expired. As a result of Mr. Bingol’s termination, the Company reversed the remaining unvested warrant modification balance of $94,101 during the six months ended June 30, 2022.

On February 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services, valued at $13,547 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.00 per share in whole or in part.

On March 29, 2022, the Board of Directors approved the granting of 400,000 warrants, with effect from April 1, 2022, convertible to the Company’s common shares with an exercise price of $1.10, valued at $290,276 (based on the Black Scholes valuation model on the date of grant), to our acting CEO and Chairman Joseph V. Pergolizzi Jr., MD through his company, CreoMed Inc with an expiration period of 10 years. These warrants were issued as compensation for the first quarter to Joseph V. Pergolizzi Jr., MD.

The following represents a summary of the warrants outstanding at June 30, 2022 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2021	-	$-	-	$-
Granted	1,098,830	0.50	8.4	769,181
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2021	1,098,830	$-	-	$769,181
Granted	430,000	1.09	9.3	450,200
Exercised	-	-	-	-
Expired/Forfeited	(398,830)	0.50	-	(538,421)
Outstanding at June 30, 2022	1,130,000	$0.73	8.0	$1,598,200
Exercisable at June 30, 2022	1,130,000	$0.73	8.0	$1,598,200
Expected to be vested	1,130,000	$0.73	8.0	$1,598,200

*	Based on the fair value of the Company’s stock on December 31, 2021 and June 30, 2022, respectively

Options

On June 7, 2021, the Company granted 20,000 options to purchase 20,000 of the Company’s common stock to a third party for consulting services, valued at $5,040 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of five years at $0.50 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

In July 2021, the Company granted a total of 100,000 options to purchase 100,000 of the Company’s common stock to third parties for consulting services, valued at $25,077 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of five years at $0.50 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

The following represents a summary of the options outstanding at June 30, 2022 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2021	-	$-	-	$-
Granted	120,000	0.50	5.2	84,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2021	120,000	$-	-	$84,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2022	120,000	$0.50	4.7	$196,800
Exercisable at June 30, 2022	70,000	$0.50	4.5	$114,800
Expected to be vested	50,000	$0.50	5.1	$82,000

*	Based on the fair value of the Company’s stock on December 31, 2021 and June 30, 2022 and respectively

NOTE 7 – RELATED PARTY TRANSACTIONS

Other than as disclosed in Notes 5, 6 and 9, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 8 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	120,000	40,000	120,000	40,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol**	300,000	698,830	300,000	698,830
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	-	400,000	-
Warrants to purchase shares of common stock	30,000	-	30,000	-
Total potentially dilutive shares	1,250,000	1,138,830	1,250,000	1,138,830

*	The Company has cancelled and regranted these warrants to CreoMed Inc. to purchase 400,000 shares of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.
**	The Company has cancelled and regranted these warrants to Mr. Bingol to purchase 698,830 shares of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement. In addition, as a result of Mr. Bingol’s termination effective April 15, 2022, a total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expired.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net loss attributable to the common stockholders	$(510,529)	$(622,777)	$(605,602)	$(826,808)

Basic weighted average outstanding shares of common stock	8,239,950	6,106,945	8,239,950	5,626,127
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	8,239,950	6,106,945	8,239,950	5,626,127

Loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(0.07)	$(0.15)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

Prior License

We previously licensed from Life Care Medical Devices a number of patents in connection with the Prior Device, the predicate device which was marketed as the “BeBe” device, and which received 510(k) clearance from the FDA in March 2014. The granted indication for the BeBe device was “to generate deep heat within body tissues for the treatment of medical conditions such as relief of pain, muscle spasms and joint contractures.”

On August 28, 2019, our subsidiary, mPathix, entered into a Preliminary License Agreement with LCMD, licensing from LCMD certain patents, know how, trade secrets, 510(k) clearances and other property (the “Property”) previously transferred to LCMD by the Marchitto Entities (defined below) in accordance with an Asset Purchase Agreement and a separate Intellectual Property License Agreement dated November 10, 2015. Jim Holt who served as the sole officer and director of LCMD, is also one of our directors. mPathix had an exclusive license to reproduce, distribute, sell, lease, display and perform and otherwise use the Property (including the SOLACE medical device) for use in pain management as of the August 28, 2019 agreement. In consideration, mPathix issued 2,000,000 shares of its common stock (1,878,955 shares issued to LCMD and 121,045 shares issued to an affiliate of LCMD) and paid $110,000 in cash to LCMD on or about on September 9, 2019, and mPathix was to pay continuing royalties to LCMD, with an initial royalty payment of 6.0% of the net revenues from pain application sales in each of the first twelve months, and lesser royalties thereafter based on annual device sales. No royalty payments have been made to or earned by LCMD since no revenues from medical device sales were generated.

On June 3, 2021, a Definitive License Agreement was signed by LCMD and mPathix in order to finalize the terms of the August 28, 2019 Preliminary License Agreement. The terms of the license with LCMD were contingent upon successful fulfilment of a court ordered resolution between LCMD and the original owners of the underlying intellectual property (the “Marchitto Entities”). LCMD was obligated to pay to the Marchitto Entities the sum of $2,400,000 on or before April 24, 2022, which has not occurred. Accordingly, we consider the license agreement to be expired, and we do not intend to renew the license agreement with LCMD or otherwise reacquire the intellectual property from the Marchitto Entities.

ASC 730-10-25-2(c), Intangible Assets Purchased From Others, requires a company to evaluate the technology acquired, and the applicable guidance for the determination of alternative future uses. mPathix determined, at the date of the acquisition of the technology, that it was acquiring an asset that represented a research and development (R&D) project that was still in the process of experimentation. The technology has additional potential future benefits including hyperhidrosis, stress bladder incontinence, and cosmetic indications. Therefore, the acquisition represented an asset by the Company.

The Company recorded on intangible asset of $1,110,000 to be amortized on a straight-line basis thru the end of the licensing agreement of April 2022.

Based on the Company’s analysis of the SOLACE medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the SOLACE device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and was classified in other expenses in the consolidated Statement of Operations reducing the intangible asset to zero as of December 31, 2021.

The Company is not involved in any type of litigations or claims and also there is no lawsuit proceedings against the company due to development of its own medical device. During the three and six months ended June 30, 2022, no such events occurred and hence the company has not determined provision for contingencies or contingent liabilities in the consolidated financial statements.

2021 Equity Incentive Plan

In June 2021, the board of directors of the Company authorized the adoption and implementation of the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The principal purpose of the 2021 Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company and its related companies by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders. Under the 2021 Plan, an aggregate of 1,000,000 shares of the Company’s common stock have initially been reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock awards, restricted stock, restricted stock units and other stock and cash-based awards. The exercise price for each option may not be less than fair market value of the common stock on the date of grant, and shall vest as determined by the Company’s board of directors but shall not exceed a ten-year period.

Employment Agreement

On March 1, 2021, Mr. Ahmet Demir Bingol, the Company’s Chief Executive Officer (“CEO”) entered into an Employment Agreement with the Company, with an effective date of March 16, 2021, in which he receives an annual base salary of $250,000, plus bonus compensation not to exceed 80% of salary. In addition, Mr. Bingol was granted 698,830 warrants to purchase 698,830 of the Company’s common stock, valued at $165,378 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. Mr. Bingol’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Mr. Bingol’s compensation was approved by the Company’s Board of Directors on March 1, 2021.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President and in reducing Mr. Bingol’s base salary from $250,000 to $150,000 per year. In addition, his bonus plan was reset with a target bonus at fifty percent (50%) of Executive’s Base Salary, based upon the actual achievement of financial and other targets as established in the annual budget approved by the Board, in its sole and absolute discretion. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he received 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company recognized a loss of $9,155 over the remaining three year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he terminated his employment effective April 15, 2022. He received no severance payment and there were no disagreements between Mr. Bingol and the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expired. As a result of Mr. Bingol’s termination, the Company reversed the remaining unvested warrant modification balance of $94,101 during the six months ended June 30, 2022.

Consulting Agreement

On May 1, 2021, the Company entered into a consulting agreement with a related party to provide advisory services to the Company. The consulting agreement terminates July 31, 2022. Under this consulting agreement, the related party will be entitled to a monthly consulting fee of $10,000 and a total of 300,000 common shares to be issued 200,000 common shares based on the closing of reverse acquisition transaction, 50,000 common shares on the delivery of two Company’s medical devices and 50,000 common shares on the delivery of ten Company’s medical devices. The Company issued 250,000 common shares during the year ended December 31, 2021, for the fair value of $125,000 and 50,000 common shares shall be issued on delivery of an additional eight devices at a fair value estimated to be $25,000.

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work is expected to be completed by the end of September 2022 and the cost of the contract is $77,850.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2022 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2022 except for the following:

Common stock

On July 20, 2022, the Company issued 200,000 common shares to an affiliate for aggregate gross proceeds of $100,000.

Financing Engagement Agreement

On August 2, 2022 the Company entered into an Engagement Agreement with CIM Securities (“CIM”) in connection with a best efforts REG D 506c general solicitation equity offering of up to $4 million gross proceeds structured as a 8% Convertible Note financing. According to the contract, there may be multiple closings for the transaction and there is no minimum amount for any closing. The exclusivity period shall expire after the first three (3) months (“Term”) from the date of this fully executed Engagement Agreement. After the exclusive Term, this Engagement Agreement shall become non-exclusive and continue on a “month-to-month” basis until either party cancels this Engagement Agreement in writing giving 10 days written notice to either Party. CIM shall receive a cash fee equal to 7% and an additional 3% to outside placement agents of the gross proceeds from the sale of Shares by the Placement Agent, and a five-year warrant to purchase for $1.00 per share of Common Stock, exercisable on a cashless basis, that number of shares of Common Stock that is equal to 7% of the number of Shares sold by the Placement Agent. Shares may be purchased by (a) registered broker-dealers, including the Placement Agent and other selling agents, which persons will receive commission, fees, warrants and/or other compensation from such sales and (b) officers, directors, employees and affiliates of the Company, which persons may not receive cash fees or other compensation, or gain based on the success of the Offering.

Consulting Agreement

The consulting agreement with Discovery Building Inc for Company’s Chief Financial Officer has been extended through July 23, 2023 with a 90 day cancellation clause. The other provisions of the consulting agreement remain intact.

Warrant

On August 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services as per the consulting agreement dated February 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Goliath Film and Media Holdings, (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

Background.

Qualis Innovations, Inc. (the “Company” or “Qualis”), formerly known as Hoopsoft Development Corp., Yellowstone Mining, Inc. and Sky Digital Holding Corp. was incorporated in the state of Nevada on March 23, 2006 under the name Hoopsoft Development Corp (“Hoopsoft”). On January 12, 2007, the Company entered into an agreement and plan of merger (“Agreement and Plan of Merger”) with Yellowcake Mining, Inc. (“Yellowcake”), a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Agreement and Plan of Merger, Yellowcake merged with and into Hoopsoft, with Hoopsoft carrying on as the surviving corporation under the name “Yellowcake Mining, Inc.”

On April 6, 2011, Yellowcake restated its articles of incorporation and changed its name to Sky Digital Stores Corp (“SKYC”). On May 5, 2011, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among SKYC and Hong Kong First Digital Holding Ltd. (“First Digital”), and the shareholders of First Digital (the “FDH Shareholders”) entered into a Share “FDH”), and the shareholders of FDH (the “FDH Shareholders”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of FDH from the FDH Shareholders; and FDH Shareholders transferred and contributed all of their Shares to us. In exchange, the Company issued to the FDH Shareholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share.

Mr. Lin Xiangfeng planned, organized and executed the Share Exchange. Prior to the Share Exchange, Mr. Lin Xiangfeng was the largest shareholder and sole officer of FDH. He was also the CEO of SKYC but did not own any shares of the Company. The parties involved in the Share Exchange Agreement are SKYC, FDH and all FDH Shareholders. Mr. Lin Jinshui, an FDH Shareholder, is the father of Mr. Lin Xiangfeng and Mr. Lin Xiuzi, an FDH Shareholder, is the brother of Mr. Lin Xiangfeng. Other than Mr. Lin Xiangfeng, no third party played a substantial role in the agreement.

FDH owned (i) 100% of the issued and outstanding capital stock of Shenzhen Dong Sen Mobile Communication Technology Co., Ltd (also known and doing business as Shenzhen Donxon Mobile Communication Technology Co., Ltd, “Donxon”), a company organized under the laws of the People’s Republic of China (“China” or the “PRC”); and (ii) 100% of the issued and outstanding capital stock of Shenzhen Xing Tian Kong Digital Company Limited (“XTK”), a PRC company. XTK was the holder of 100% of the issued and outstanding capital stock of Shenzhen Da Sheng Communication Technology Company Limited (also known and do business as Shenzhen Dasen Communication Technology Company Limited, “Dasen”), a PRC company. Dasen is the holder of 70% of the issued and outstanding capital stock of Foshan Da Sheng Communication Chain Service Company Limited (also known and do business as Foshan Dasen Communication Chain Service Co. Ltd, “FDSC”), a PRC company. Pursuant to the Exchange Agreement, FDH became a wholly-owned subsidiary of the Company, and the Company owned 100% of Donxon, 100% of XKT, 100% of Dasen and 70% of FDSC indirectly through FDH.

On February 13, 2018, a change of control occurred, and new officers and directors of the Company were appointed. The name change of ‘Sky Digital Stores Corp.’ (SKYC) to Qualis Innovations, Inc. and the 1 – 1,000 reverse split was announced on FINRA’s Daily List. Echo Resources LLLP took over control of Qualis owning 232,689 of the 396,650 common shares outstanding. Since that event Qualis did not have any business operations or any assets or liabilities.

In July, 2019, John Ballard and a Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 the Company changed its name to mPathix Health Inc. Presently, John Ballard is the Chief Financial Officer and Charles Achoa does not participate in any management or board position.

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company. On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Qualis in conjunction with the reverse acquisition for a net book value of $0.

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix prior to the acquisition acquired a majority of the outstanding shares of the common stock immediately following the completion of the transaction. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

The Company is now the holding company under which mPathix operates. mPathix is a clinical stage company focused on the development, production, and distribution of pain management and other central nervous system (CNS) based solutions.

We are developing a product designed to address the unmet needs of patients who seek alternatives to traditional pain medications and interventions or adjunctive therapies to their current treatment regimen. We believe that our product will provide clinicians and patients with new and differentiated set of pain management tools to meet the diversity of patient needs.

A key element to the Company’s growth strategy is to acquire the rights to or develop existing devices. Large device companies have increased the minimum market opportunity they require in order to commit marketing resources to their products. As a result, there are many products that are unsupported by such companies and are currently scheduled to be phased out or “sunsetted.” Qualis Innovations believes that it can create significant value by developing or acquiring rights to a portfolio of such products, expanding their therapeutic uses and/or markets, improving or enhancing such products and dedicating the appropriate amount of marketing and other resources to maximize the value of the Company’s portfolio.

There are several key criteria the Company uses when evaluating product opportunities:

●	The disease or condition largely has been ignored due to lack of interest by other, larger companies and, as a result, overall competition in the space is limited.
●	The device is not selling well for various reasons (including, among other things, poor management, poor reimbursement, improper or no available billing codes, inaccurate pricing, and limited and/or poor clinical outcomes) which, Qualis would attempt to eliminate, thereby increasing product revenues.
●	The device should be easy to manufacture, thereby avoiding the need for costly investment by the Company develop products and complicated manufacturing facilities.

●	There should be a large, underserved patient population. The device should have clear regulatory and reimbursement paths with the FDA and CMS, respectively (or already be approved).
●	The device should be relatively easy to distribute/dispense and administer. Most importantly, the product must have a history of limited adverse events to patients.

Our planned product, which is our sole product and is in the development pipeline, is SOLACE, a non-invasive medical device that uses electromagnetic induction to generate deep heat below the surface of the skin to reduce and relieve pain. SOLACE™ delivers radio frequency (RF) energy continuously and thereby delivers thermal effects to the tissue and utilizes several differentiated features vs other radio frequency devices currently on the market. We have not yet finalized development of the planned SOLACE device and have not generated any cash flows from operations in connection with the planned device.

The SOLACE device is based on proprietary high-frequency magnetic induction technology, which we refer to as Electromagnetic Induction (“EMI”). Electromagnetic or magnetic induction is the use of electric currents or a derivative of a current in the form of a sound or an acoustic wave or an electromagnetic energy wave. Administered electric currents or their derivatives have two attributes: (1) pain relief and (2) regeneration of tissues.

Magnetic fields are induced beneath the skin surface to create localized, planar heat in the dermis and deeper muscle, while selectively avoiding sensitive structures in the epidermis and fat layers. By comparison, our SOLACE device creates currents in discreet planes beneath the tissue surface rather than directing energy through the planes and penetrating the epidermis. Therefore, our EMI technology may provide for shorter duration of treatments and a more comfortable patient experience vs. other energy-based technologies

SOLACE™ delivers RF energy via a user-friendly hand-held applicator that allows for targeted and ergonomic application of RF energy to discrete areas of concern. In contrast, competitor diathermy devices utilize a large drum applicator wherein the RF energy is emitted across a large surface area. Diathermy is the controlled production of deep heating beneath the skin in the subcutaneous tissue, deep muscles and joints for therapeutic purposes. There are two types of diathermy devices on the market today: radio or high frequency and microwave. The drum applicator design limits the tissue targeting to larger joints, while smaller joints or tissue areas (e.g. acromion of the shoulder, plantar aspect of foot, neck) are largely unaddressed. The hand-held applicator from the SOLACE™ device provides a small surface area (approx. 3 cm2) which is coated in Teflon® that can easily be positioned to target smaller body parts providing a differentiation compared to large drum-type radio frequency devices fail to adequately treat.

Presently, the Company is simultaneously in the process of preparing the documents necessary to submit an application to the FDA for clearance of planned device along with testing and finalization of such device. We plan on also filing a provisional patent for the changes and new development of our device over our previous licensed device from LCMD, The Company has an accumulated deficit of $3,310,374. It is anticipated that the total expected financial outlay to complete the development and FDA application is approximately $250,000, combined with operating expenses the Company may not be able to have enough cash flow to support the Company’s daily operations resulting in substantial doubt about the Company’s ability to continue as a going concern as determined by the management.

We anticipate that our SOLACE device will be cleared by the FDA via the 510k process and that it will be deemed to be substantially equivalent to the identified predicate device called the Bebe device, The Bebe device was originally cleared by the FDA in 2014 by the Marchitto Entities and subsequently sold to LCMD via an Asset Purchase Agreement and an Intellectual Property License Agreement. The Bebe device is indicated for use in the treatment of selected medical conditions such as pain relief, muscle spasms, and joint contractures, but not for the treatment of malignancies.

Overview.

Qualis Innovations Inc. (hereinafter the “Company,” “We,” “Qualis”) “Qualis”) was incorporated in the state of Nevada on March 23, 2006. On June 28, 2021, the Company entered into a Share Exchange Agreement by and among mPathix Health, Inc. (formerly known as EMF Medical Devices, Inc.), a Delaware corporation (“mPathix”), pursuant to which mPathix was acquired by the Company. Qualis is now the holding company under which mPathix operates. mPathix is a clinical stage company focused on the development, production, and distribution of pain management and other central nervous system (CNS) based solutions.

We are developing a product designed to address the unmet needs of patients who seek alternatives to traditional pain medications and interventions or adjunctive therapies to their current treatment regimen. We believe that our product will provide clinicians and patients with new and differentiated set of pain management tools to meet the diversity of patient needs.

Manufacturing

We will use Shanghai Zhiting Intelligent Technology Co., Ltd (“SZIT”) as our CMO to manufacture the SOLACE device, and to warehouse our product in their facilities in the San Francisco. SZIT is ISO 13482:2016 certified. We also intend to identify a back-up manufacture to ensure the integrity of our product supply chain in case of natural disaster or political uncertainty.

We plan use Kanban inventory management by which our SOLACE inventory will be held by Supertech Medical Devices Inc.(“Supertech”) at their warehouse until customer orders are received. Devices will be shipped from Supertech’s warehouse.

Product Distribution

We plan to initially offer our SOLACE device via a purchase or leasing model and we will generate demand with a combination of direct and independent sales representatives in the United States. Field sales representatives will be engaged to sell in predefined geographic markets and will be compensated based on a commission amount of the revenues generated by the medical device. The focus will be to market our device to a target audience of professionals who specialize in the use of multi-modal, or multi-disciplinary, pain management techniques.

Our target audience includes chiropractors, physical therapists, and pain management specialists. However, our sales and promotional effort will be focused on using an account-based approach to further segment the market which will allow us to promote the SOLACE device in the most efficient manner. Our primary promotional targets will be multi-practitioner clinics and high throughput, solo-practitioner offices. We also intend to have a Corporate Accounts team to target large national and regional chiropractic and physical therapy chains. Examples of corporate accounts targets include The Joint, a national chiropractic franchise with over 500 locations, and ATI Physical Therapy with 900 locations across the US.

At launch, we will sell our SOLACE™ device directly to customers who will be able to either buy it outright or lease it via a third-party financing partner, Coastal Capital Group. If the device is to be leased, mPathix will be paid 50% of the purchase price upon leasing signing and 50% upon device delivery to the customer.

Although we plan to sell or lease the SOLACE™ device to target accounts at launch, we are also developing a proprietary method of revenue sharing that will allow for greater utilization of our device with customers, and thus expanding our market penetration into a broader subset of customers for whom purchasing or leasing the SOLACE device is not practical. Based on this approach, we may be able to accelerate the number of devices placed based on a greatly reduced acquisition cost for our customer. Further, it may be possible for mPathix to have real-time revenue recognition, which could lead to significantly lower days sales outstanding.

mPathix is also evaluating unique distribution models to fully maximize our reach with our target audience. Potential distribution models include “device sharing” or “on-demand” availability of the SOLACE™ device, allowing even the lowest patient throughput practices to access our technology. Such distribution models will be test marketed prior to any potential national implementation.

Regardless of which distribution model, or combination of models, is utilized, each account that accesses the SOLACE device will incorporate a monthly fee for device calibration and maintenance.

Reimbursement

Based on our target market (i.e., chiropractors and physical therapists), we believe many, if not most, patients will pay out of pocket for treatment with the SOLACE™ device. However, there will be certain practitioners, including medical doctors, who will treat patients with medical insurance plans and attempt get reimbursement for their service. In this revenue stream, revenue will be derived from patients with insurance plans held by private health insurance carriers, typically known as HMOs or PPOs, who pay on behalf of their insureds and worker’s compensation claims. This will continue to create revenue which will become recurring as patients are treated on a regular basis.

The Current Procedural Terminology (CPT) code 97024, as maintained by American Medical Association, is a medical procedural code under the category of Supervised Physical Medicine and Rehabilitation Modalities. CPT 97024 includes the application of a modality to 1 or more areas; Diathermy (e.g., microwave). This is the code healthcare professionals may be able to use for billing and reimbursement, in addition to the ICD-10 diagnosis code, for payment by insurers. The provider fee for 97024 is assumed to about $30.

Employees

As of the date of this 10Q, we have no full-time employees, one full-time contracted consultant, John Ballard, our current chief financial officer (CFO), and four part-time contracted consultants. None of our employees is subject to a collective bargaining agreement. We believe our relations with our current employee is satisfactory.

Where You Can Find our Reports

Any person or entity may read and copy our reports with the Commission at the Commission’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the Commission toll free at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov where reports, proxies and other disclosure statements on public companies may be viewed by the public.

Recent Developments

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Financing Transactions

Financing Engagement Agreement

On August 2, 2022 the Company entered into an Engagement Agreement with CIM Securities (“CIM”) in connection with a best efforts REG D 506c general solicitation equity offering of up to $4 million gross proceeds structured as a 8% Convertible Note financing. According to the contract, there may be multiple closings for the transaction and there is no minimum amount for any closing. The exclusivity period shall expire after the first three (3) months (“Term”) from the date of this fully executed Engagement Agreement. After the exclusive Term, this Engagement Agreement shall become non-exclusive and continue on a “month-to-month” basis until either party cancels this Engagement Agreement in writing giving 10 days written notice to either Party. CIM shall receive a cash fee equal to 7% and an additional 3% to outside placement agents of the gross proceeds from the sale of Shares by the Placement Agent, and a five-year warrant to purchase for $1.00 per share of Common Stock, exercisable on a cashless basis, that number of shares of Common Stock that is equal to 7% of the number of Shares sold by the Placement Agent. Shares may be purchased by (a) registered broker-dealers, including the Placement Agent and other selling agents, which persons will receive commission, fees, warrants and/or other compensation from such sales and (b) officers, directors, employees and affiliates of the Company, which persons may not receive cash fees or other compensation, or gain based on the success of the Offering.

Acquisition of mPathix

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company.

The acquisition was accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix prior to the acquisition acquired a majority of the outstanding shares of the common stock of the Company immediately following the completion of the transaction. mPathix was deemed to be the accounting acquirer in the transaction, and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, the Company is considered to be the continuation of the predecessor, mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

Stock Based Compensation

Employment Agreement

On March 1, 2021, Mr. Ahmet Demir Bingol, the Company’s CEO entered into an Employment Agreement with the Company, with an effective date of March 16, 2021, in which he receives an annual base salary of $250,000, plus bonus compensation not to exceed 80% of base salary. In addition, Mr. Bingol was granted 698,830 warrants to purchase 698,830 of the Company’s common stock, valued at $165,378 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. Mr. Bingol’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Mr. Bingol’s compensation was approved by the Company’s Board of Directors on March 1, 2021.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President and in reducing Mr. Bingol’s base salary from $250,000 to $150,000 per year. In addition, his bonus plan was reset with a target bonus at fifty percent (50%) of Executive’s Base Salary, based upon the actual achievement of financial and other targets as established in the annual budget approved by the Board, in its sole and absolute discretion. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he received 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company recognized a loss of $9,155 over the remaining three year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he terminated his employment effective April 15, 2022. He received no severance payment and there were no disagreements between Mr. Bingol and the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expired. As a result of Mr. Bingol’s termination, the Company reversed the remaining unvested warrant modification balance of $94,101 during the six months ended June 30, 2022.

Consulting Agreement

On May 1, 2021, the Company entered into a consulting agreement with a related party to provide advisory services to the Company. The consulting agreement terminates July 31, 2022. Under this consulting agreement, the related party will be entitled to a monthly consulting fee of $10,000 and a total of 300,000 common shares to be issued 200,000 common shares based on the closing of reverse acquisition transaction, 50,000 common shares on the delivery of two Company’s medical devices and 50,000 common shares on the delivery of ten Company’s medical devices. The Company issued 250,000 common shares during the year ended December 31, 2021, for the fair value of $125,000 and 50,000 common shares shall be issued on delivery of an additional eight devices at a fair value estimated to be $25,000. The agreement has been extended through July 31, 2023 with a 90 day cancellation clause.

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work is expected to be completed by the end of September 2022 and the cost of the contract is $77,850.

Prior License

We previously licensed from Life Care Medical Devices a number of patents in connection with the Prior Device, the predicate device which was marketed as the “BeBe” device, and which received 510(k) clearance from the FDA in March 2014. The granted indication for the BeBe device was “to generate deep heat within body tissues for the treatment of medical conditions such as relief of pain, muscle spasms and joint contractures.”

On August 28, 2019, our subsidiary, mPathix, entered into a Preliminary License Agreement with LCMD, licensing from LCMD certain patents, know how, trade secrets, 510(k) clearances and other property (the “Property”) previously transferred to LCMD by the Marchitto Entities (defined below) in accordance with an Asset Purchase Agreement and a separate Intellectual Property License Agreement dated November 10, 2015. Jim Holt who served as the sole officer and director of LCMD, is also one of our directors. mPathix had an exclusive license to reproduce, distribute, sell, lease, display and perform and otherwise use the Property (including the SOLACE medical device) for use in pain management as of the August 28, 2019 agreement. In consideration, mPathix issued 2,000,000 shares of its common stock (1,878,955 shares issued to LCMD and 121,045 shares issued to an affiliate of LCMD) and paid $110,000 in cash to LCMD on or about on September 9, 2019, and mPathix was to pay continuing royalties to LCMD, with an initial royalty payment of 6.0% of the net revenues from pain application sales in each of the first twelve months, and lesser royalties thereafter based on annual device sales. No royalty payments have been made to or earned by LCMD since no revenues from medical device sales were generated.

On June 3, 2021, a Definitive License Agreement was signed by LCMD and mPathix in order to finalize the terms of the August 28, 2019 Preliminary License Agreement. The terms of the license with LCMD were contingent upon successful fulfilment of a court ordered resolution between LCMD and the original owners of the underlying intellectual property (the “Marchitto Entities”). LCMD was obligated to pay to the Marchitto Entities the sum of $2,400,000 on or before April 24, 2022, which has not occurred. Accordingly, we consider the license agreement to be expired, and we do not intend to renew the license agreement with LCMD or otherwise reacquire the intellectual property from the Marchitto Entities.

ASC 730-10-25-2(c), Intangible Assets Purchased From Others, requires a company to evaluate the technology acquired, and the applicable guidance for the determination of alternative future uses. mPathix determined, at the date of the acquisition of the technology, that it was acquiring an asset that represented a research and development (R&D) project that was still in the process of experimentation. The technology has additional potential future benefits including hyperhidrosis, stress bladder incontinence, and cosmetic indications. Therefore, the acquisition represented an asset by the Company.

Based on the Company’s analysis of the SOLACE medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the SOLACE device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and was classified in other expenses in the consolidated Statement of Operations reducing the intangible asset to zero as of December 31, 2021.

Common Stock

On July 20, 2022, the Company issued 200,000 common shares to an affiliate for aggregate gross proceeds of $100,000.

In July 2021, the Company issued 250,000 common shares to a related party valued at $125,000 (based on the estimated fair value of the stock on the date of grant) for services rendered.

In July 2021, the Company issued 5,000 common shares to a third party valued at $2,500 (based on the estimated fair value of the stock on the date of grant) for services rendered.

In June 2021, the Company issued 300,000 common shares to a third party for aggregate gross proceeds of $150,000.

In June 2021, the Company issued 200,000 common shares to a related party for aggregate gross proceeds of $100,000.

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company.

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

On June 29, 2021, the Company issued 900,000 common shares to Echo Resources LLP in conjunction with share agreement.

On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Qualis in conjunction with the reverse acquisition.

On February 14, 2021, the Company issued a total of 30,000 restricted common shares to members of its Board of Directors, valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for services to be rendered in FY 2021.

On February 11, 2021, the Company issued 2,000,000 common shares to third parties for aggregate gross proceeds of $1,000,000.

Warrants

On February 14, 2021, the Company granted 400,000 warrants to purchase 400,000 shares of the Company’s common stock to a CreoMed (controlled by Dr. Joseph Pergolizzi, Acting CEO and Chairman of the Board) for consulting services, valued at $109,512 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of seven years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On March 16, 2021, the Company granted 698,830 warrants to purchase 698,830 shares of the Company’s common stock to Ahmet Demir Bingol, valued at $165,378 (based on the Black Scholes valuation model on the date of grant), pursuant to his Employment Agreement. The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On June 29, 2021, the Qualis Innovations, Inc. cancelled previous warrants agreement and regranted warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol, Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment in conjunction with the share exchange agreement.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he received 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company recognized a loss of $9,155 over the remaining three-year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he terminated his employment effective April 15, 2022. He received no severance payment and there were no disagreements between Mr. Bingol and the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expired. As a result of Mr. Bingol’s termination, the Company reversed the remaining unvested warrant modification balance of $94,101 during the six months ended June 30, 2022.

On February 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services, valued at $13,547 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.00 per share in whole or in part.

On March 29, 2022, the Board of Directors approved the granting of 400,000 warrants, with effect from April 1, 2022, convertible to the Company’s common shares with an exercise price of $1.10, valued at $290,276 (based on the Black Scholes valuation model on the date of grant), to our acting CEO and Chairman Joseph V. Pergolizzi Jr., MD through his company, CreoMed, Inc. with an expiration period of 10 years. These warrants were issued as compensation for the first quarter to Joseph V. Pergolizzi Jr., MD.

On August 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services as per the consulting agreement dated February 1, 2022.

Options

In July 2021, the Company granted a total of 100,000 options to purchase 100,000 shares of the Company’s common stock to third parties for consulting services, valued at $25,077 (based on the Black Scholes valuation model on the date of grant).

The options are exercisable for a period of five years at $0.50 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

On June 7, 2021, the Company granted 20,000 options to purchase 20,000 shares of the Company’s common stock to a third party for consulting services, valued at $5,040 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of five years at $0.50 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

Impairment of Intangible Assets

Based on the Company’s analysis of the Solace medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the SOLACE device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and was classified in other expenses in the consolidated Statement of Operations. The impairment reduced the intangible asset to zero as of December 31, 2021.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We have not finalized development of our planned SOLACE device, nor have we generated any cash flow from operations. The Company’s cash position may not be sufficient to support the Company’s daily operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue operations.

Overview of Presentation

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

●	Results of Operations

●	Liquidity and Capital Resources

●	Capital Expenditures

●	Going Concern

●	Critical Accounting Policies

●	Off-Balance Sheet Arrangements

General and administrative expenses consist primarily of personnel costs and professional fees required to support our operations and growth.

Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record-keeping. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2022 and 2021. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	510,529	622,777
Other income	-	-
Net loss before income taxes	$(510,529)	$(622,777)

Revenues

For the three months ended June 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended June 30, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses decreased by $112,248, or 18.0%, to $510,529 for three months ended June 30, 2022 from $622,777 for the three months ended June 30, 2021 primarily due to decreases in compensation costs of $109,945, research and development costs of $83,061, stock based compensation – related party of 165,378, and travel costs of $757, offset partially by professional fees of $14,912, consulting fees of $176,039, and general and administration costs of $55,942. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs. In addition, the Company has incurred an increase in professional fees (primarily legal and audit fees) and has increased consulting fees (primarily the fair value of common stock and options issued for services), as a result of the Company filing its S-1 and 10Q. Amortization of the Company’s Intellectual Property License Agreement decreased in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

For the three months ended June 30, 2022, we had research and development costs of $45,418 and general and administrative expenses of $465,111 primarily due to professional fees of $62,009, compensation costs of $8,394, depreciation costs of $4,275, consulting fees of $331,228, and general and administration costs of $59,205. Amortization of the Company’s Intellectual Property License Agreement decreased in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Research and development costs consist of $45,418 to a third party for an evaluation of our product.

For the three months ended June 30, 2021, we had research and development costs of $128,479, stock based compensation – related party of 165,378, and general and administrative expenses of $328,920 primarily due to consulting fees of $155,189, compensation costs of $118,339, depreciation costs of $4,275, professional fees of $47,097, travel costs of $757, and general and administration costs of $3,263, as a result of adding administrative infrastructure for our anticipated business development. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Research and development costs consist of $107,419 for the amortization of the Company’s Intellectual Property License Agreement, and $21,060 to a third party for an evaluation of our product.

Other Income

Other expense for the three months ended June 30, 2022 and 2021 was none.

Net loss before income taxes

Net loss before income for three months ended June 30, 2022 totaled $510,529 primarily due to (increases/decreases) in research and development costs, compensation costs, professional fees, consulting fees, depreciation and amortization, and general and administration costs compared to a loss of $622,777 for three months ended June 30, 2021 primarily due to (increases/decreases) in research and development costs, compensation costs, consulting fees, professional fees, stock based compensation – related party, depreciation and amortization, travel costs, and general and administration costs.

Assets and Liabilities

Assets were $402,437 as of June 30, 2022. Assets consisted primarily of cash of $226,287, inventory of $60,275, deposits of $54,000, other current assets of $14,066, and property and equipment of $47,809. Liabilities were $20,438 as of June 30, 2022. Liabilities consisted primarily of accounts payable and accrued expenses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2022 and 2021. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	605,602	826,808
Other income	-	-
Net loss before income taxes	$(605,602)	$(826,808)

Revenues

For the six months ended June 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the six months ended June 30, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses decreased by $221,206, or 26.8%, to $605,602 for six months ended June 30, 2022 from $826,808 for the six months ended June 30, 2021 primarily due to decreases in compensation costs of $94,826, research and development costs of $196,314, stock based compensation – related party of 165,378, and travel costs of $4,145, offset partially by professional fees of $41,944, consulting fees of $97,014, depreciation costs of $149, and general and administration costs of $100,350. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs. In addition, the Company has incurred an increase in professional fees (primarily legal and audit fees) and has increased consulting fees (primarily the fair value of common stock and options issued for services), as a result of the Company filing its S-1 and 10Q. Amortization of the Company’s Intellectual Property License Agreement decreased in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

For the six months ended June 30, 2022, we had research and development costs of $57,585 and general and administrative expenses of $548,017 primarily due to professional fees of $96,540, compensation costs of $42,806, depreciation costs of $8,551, consulting fees of $292,203, travel costs of $95, and general and administration costs of $107,822. Research and development costs consist of $57,585 to a third party for an evaluation of our product.

For the six months ended June 30, 2021, we had research and development costs of $253,899, stock based compensation – related party of $165,378, and general and administrative expenses of $407,531 primarily due to consulting fees of $195,189, compensation costs of $137,632, depreciation costs of $8,402, professional fees of $54,596, travel costs of $4,240, and general and administration costs of $7,472, as a result of adding administrative infrastructure for our anticipated business development. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Research and development costs consist of $214,839 for the amortization of the Company’s Intellectual Property License Agreement, and $39,060 to a third party for an evaluation of our product.

Other Income

Other expense for the three months ended June 30, 2022 and 2021 was none.

Net loss before income taxes

Net loss before income for six months ended June 30, 2022 totaled $605,602 primarily due to (increases/decreases) in research and development costs, compensation costs, professional fees, consulting fees, depreciation and amortization, travel costs, and general and administration costs compared to a loss of $826,808 for six months ended June 30, 2021 primarily due to (increases/decreases) in research and development costs, compensation costs, consulting fees, professional fees, stock based compensation – related party, depreciation and amortization, travel costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for six months ended June 30, 2022 of $301,997 resulting from cash used in operating activities of $301,997.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$(301,997)	$(259,220)
Investing activities	-	(1,787)
Financing activities	-	1,250,000
	$(301,997)	$988,993

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Cash Flows from Operating Activities – For the six months ended June 30, 2022, net cash used in operations was $301,997 compared to net cash used in operations of $259,220 for the six months ended June 30, 2021. Net cash used in operations was primarily due to a net loss of $605,602 for the six months ended June 30, 2022 and the changes in operating assets and liabilities of $77,868, primarily due to other current assets of $87,078 and accounts payable and accrued expenses of $2,190, offset partially by other current liabilities of $11,400. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $8,551, warrants issued for services of $303,823, options issued for services of $7,464, and warrants forfeited in conjunction with compensation – related parties of $94,101.

Net cash used in operations was primarily due to a net loss of $259,220 for six months ended June 30, 2021 and the changes in operating assets and liabilities of $53,731, primarily due to the changes in accounts payable and accrued expenses of $4,500, other current liabilities of $53,678, and deposits of $9,000, offset partially by other current assets of $13,447. In addition, net cash used in operating activities includes adjustments to reconcile net profit from amortization expense of $214,838, depreciation expense of $8,402, warrants issued for services of $190,512, options issued for services of $727, stock based compensation – related parties of $165,378, and issuance of common stock for services – related parties of $15,000.

Cash Flows from Investing Activities – For the six months ended June 30, 2022, net cash used in investing was none compared to cash flows used in investing activities of $1,787 for six months ended June 30, 2021 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For six months ended June 30, 2022, net cash provided by financing was none. For six months ended June 30, 2021, cash flows provided by financing activities was $1,250,000 due to proceeds from issuance of common stock for cash.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the case of equity financing.

Acquisition of mPathix

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company.

The acquisition was accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix prior to the acquisition acquired a majority of the outstanding shares of the common stock of the Company immediately following the completion of the transaction. mPathix was deemed to be the accounting acquirer in the transaction, and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, the Company is considered to be the continuation of the predecessor, mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

Stock Based Compensation

Employment Agreement

On March 1, 2021, Mr. Ahmet Demir Bingol, the Company’s CEO entered into an Employment Agreement with the Company, with an effective date of March 16, 2021, in which he receives an annual base salary of $250,000, plus bonus compensation not to exceed 80% of base salary. In addition, Mr. Bingol was granted 698,830 warrants to purchase 698,830 of the Company’s common stock, valued at $165,378 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. Mr. Bingol’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Mr. Bingol’s compensation was approved by the Company’s Board of Directors on March 1, 2021.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President and in reducing Mr. Bingol’s base salary from $250,000 to $150,000 per year. In addition, his bonus plan was reset with a target bonus at fifty percent (50%) of Executive’s Base Salary, based upon the actual achievement of financial and other targets as established in the annual budget approved by the Board, in its sole and absolute discretion. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he received 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company recognized a loss of $9,155 over the remaining three year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he terminated his employment effective April 15, 2022. He received no severance payment and there were no disagreements between Mr. Bingol and the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expired. As a result of Mr. Bingol’s termination, the Company reversed the remaining unvested warrant modification balance of $94,101 during the six months ended June 30, 2022.

Consulting Agreement

On May 1, 2021, the Company entered into a consulting agreement with a related party to provide advisory services to the Company. The consulting agreement terminates July 31, 2022. Under this consulting agreement, the related party will be entitled to a monthly consulting fee of $10,000 and a total of 300,000 common shares to be issued 200,000 common shares based on the closing of reverse acquisition transaction, 50,000 common shares on the delivery of two Company’s medical devices and 50,000 common shares on the delivery of ten Company’s medical devices. The Company issued 250,000 common shares during the year ended December 31, 2021, for the fair value of $125,000 and 50,000 common shares shall be issued on delivery of an additional eight devices at a fair value estimated to be $25,000. The agreement has been extended through July 31, 2023 with a 90 day cancellation clause.

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work is expected to be completed by the end of September 2022 and the cost of the contract is $77,850.

Prior License

We previously licensed from Life Care Medical Devices a number of patents in connection with the Prior Device, the predicate device which was marketed as the “BeBe” device, and which received 510(k) clearance from the FDA in March 2014. The granted indication for the BeBe device was “to generate deep heat within body tissues for the treatment of medical conditions such as relief of pain, muscle spasms and joint contractures.”

On August 28, 2019, our subsidiary, mPathix, entered into a Preliminary License Agreement with LCMD, licensing from LCMD certain patents, know how, trade secrets, 510(k) clearances and other property (the “Property”) previously transferred to LCMD by the Marchitto Entities (defined below) in accordance with an Asset Purchase Agreement and a separate Intellectual Property License Agreement dated November 10, 2015. Jim Holt who served as the sole officer and director of LCMD, is also one of our directors. mPathix had an exclusive license to reproduce, distribute, sell, lease, display and perform and otherwise use the Property (including the SOLACE medical device) for use in pain management as of the August 28, 2019 agreement. In consideration, mPathix issued 2,000,000 shares of its common stock (1,878,955 shares issued to LCMD and 121,045 shares issued to an affiliate of LCMD) and paid $110,000 in cash to LCMD on or about on September 9, 2019, and mPathix was to pay continuing royalties to LCMD, with an initial royalty payment of 6.0% of the net revenues from pain application sales in each of the first twelve months, and lesser royalties thereafter based on annual device sales. No royalty payments have been made to or earned by LCMD since no revenues from medical device sales were generated.

On June 3, 2021, a Definitive License Agreement was signed by LCMD and mPathix in order to finalize the terms of the August 28, 2019 Preliminary License Agreement. The terms of the license with LCMD were contingent upon successful fulfilment of a court ordered resolution between LCMD and the original owners of the underlying intellectual property (the “Marchitto Entities”). LCMD was obligated to pay to the Marchitto Entities the sum of $2,400,000 on or before April 24, 2022, which has not occurred. Accordingly, we consider the license agreement to be expired, and we do not intend to renew the license agreement with LCMD or otherwise reacquire the intellectual property from the Marchitto Entities.

The Company is in the process of finalizing the SOLACE product design and is beginning to compile the data required to complete an application with the FDA. Further, given the substantial changes and modifications that we have identified for our device, the Company will seek to file provisional patents at the earliest possible date.

ASC 730-10-25-2(c), Intangible Assets Purchased From Others, requires a company to evaluate the technology acquired, and the applicable guidance for the determination of alternative future uses. mPathix determined, at the date of the acquisition of the technology, that it was acquiring an asset that represented a research and development (R&D) project that was still in the process of experimentation. The technology has additional potential future benefits including hyperhidrosis, stress bladder incontinence, and cosmetic indications. Therefore, the acquisition represented an asset by the Company.

The Company recorded on intangible asset of $1,110,000 to be amortized on a straight-line basis thru the end of the licensing agreement of April 2022.

Based on the Company’s analysis of the Solace medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the Solace device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and was classified in other expenses in the consolidated Statement of Operations reducing the intangible asset to zero as of December 31, 2021.

Common Stock

On July 20, 2022, the Company issued 200,000 common shares to an affiliate for aggregate gross proceeds of $100,000.

In July 2021, the Company issued 250,000 common shares to a related party valued at $125,000 (based on the estimated fair value of the stock on the date of grant) for services rendered.

In July 2021, the Company issued 5,000 common shares to a third party valued at $2,500 (based on the estimated fair value of the stock on the date of grant) for services rendered.

In June 2021, the Company issued 300,000 common shares to a third party for aggregate gross proceeds of $150,000.

In June 2021, the Company issued 200,000 common shares to a related party for aggregate gross proceeds of $100,000.

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company.

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

On June 29, 2021, the Company issued 900,000 common shares to Echo Resources LLP in conjunction with share agreement.

On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Qualis in conjunction with the reverse acquisition.

On February 14, 2021, the Company issued a total of 30,000 restricted common shares to members of its Board of Directors, valued at $15,000 (based on the estimated fair value of the stock on the date of grant) for services to be rendered in FY 2021.

On February 11, 2021, the Company issued 2,000,000 common shares to third parties for aggregate gross proceeds of $1,000,000.

Warrants

On February 14, 2021, the Company granted 400,000 warrants to purchase 400,000 of the Company’s common stock to CreoMed (controlled by Dr. Joseph Pergolizzi, Acting CEO and Chairman of the Board) for consulting services, valued at $109,512 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of seven years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On March 16, 2021, the Company granted 698,830 warrants to purchase 698,830 shares of the Company’s common stock to Ahmet Demir Bingol, valued at $165,378 (based on the Black Scholes valuation model on the date of grant), pursuant to his Employment Agreement. The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On June 29, 2021, the Qualis Innovations, Inc. cancelled previous warrants agreement and regranted warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol, Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment in conjunction with the share exchange agreement.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he received 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company recognized a loss of $9,155 over the remaining three-year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he terminated his employment effective April 15, 2022. He received no severance payment and there were no disagreements between Mr. Bingol and the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expired. As a result of Mr. Bingol’s termination, the Company reversed the remaining unvested warrant modification balance of $94,101 during the six months ended June 30, 2022.

On February 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services, valued at $13,547 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.00 per share in whole or in part.

On March 29, 2022, the Board of Directors approved the granting of 400,000 warrants, with effect from April 1, 2022, convertible to the Company’s common shares with an exercise price of $1.10, valued at $290,276 (based on the Black Scholes valuation model on the date of grant), to our acting CEO and Chairman Joseph V. Pergolizzi Jr., MD through his company, CreoMed Inc with an expiration period of 10 years. These warrants were issued as compensation for the first quarter to Joseph V. Pergolizzi Jr., MD.

On August 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services as per the consulting agreement dated February 1, 2022.

Options

On June 7, 2021, the Company granted 20,000 options to purchase 20,000 of the Company’s common stock to a third party for consulting services, valued at $5,040 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of five years at $0.50 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

In July 2021, the Company granted a total of 100,000 options to purchase 100,000 of the Company’s common stock to third parties for consulting services, valued at $25,077 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of five years at $0.50 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Critical Accounting Policies and Estimates

Refer to Note 3 in the accompanying notes to the unaudited condensed consolidated financial statements for critical accounting policies and estimates.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,310,374 at June 30, 2022, had working capital of $334,190 and $714,055 at June 30, 2022 and December 31, 2021, respectively, had a net loss of $605,602 and $826,808 for the six months ended June 30, 2022 and 2021, respectively, and net cash used in operating activities of $301,997 and $259,220 for six months ended June 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and generate revenues from product sales, we have not yet finalized development or produced our planned medical device, nor have we generated any cash flow from operations, and the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise capital, further implement its business plan, and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2022), we are in the process of carrying out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALIS INNOVATIONS, INC.

Dated: August 8, 2022	By:	/s Joseph V. Pergolizzi Jr. MD
Joseph V. Pergolizzi Jr. MD
Acting CEO and Chairman

/s John Ballard
John Ballard Chief Financial Officer and Board member

