Form 10-Q
period 2022-09-30
Qualis Innovations, Inc.
filed 2022-11-14
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to	Commission File Number 333-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania	19317
(Address of principal executive offices)	(Zip Code)

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

There were 8,439,950 shares of common stock $0.001 par value, issued and outstanding as of November 14, 2022.

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

The results for the period ended September 30, 2022 are not necessarily indicative of the results of operations for the full year.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$171,952	$528,284
Inventory	60,275	60,275
Deposits	54,000	54,000
Other current assets	123,438	101,144
Total current assets	409,665	743,703

Property and equipment, net	43,534	56,360
Total assets	$453,199	$800,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,659	$18,248
Short-term note payable	62,384	-
Other current liabilities	-	11,400
Total current liabilities	82,043	29,648
Total liabilities	82,043	29,648

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 8,439,950 and 8,239,950 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8,440	8,240
Additional paid-in-capital	3,799,749	3,466,947
Accumulated deficit	(3,437,033)	(2,704,772)
Total stockholders’ equity	371,156	770,415
Total liabilities and stockholders’ equity	$453,199	$800,063

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Research and development	53,260	375,833	-	121,934
Stock based compensation - related party	-	165,378	-	-
General and administrative	679,001	804,463	126,659	396,932
Total operating expenses	732,261	1,345,674	126,659	518,866
Loss from operations	(732,261)	(1,345,674)	(126,659)	(518,866)

Loss before income taxes	(732,261)	(1,345,674)	(126,659)	(518,866)
Income taxes	-	-	-	-

Net loss	$(732,261)	$(1,345,674)	$(126,659)	$(518,866)

Net loss per share, basic and diluted	$(0.09)	$(0.21)	$(0.02)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	8,286,104	6,485,492	8,376,907	8,176,200

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2021*	4,058,300	$4,058	$1,780,942	$(972,656)	$812,344
Issuance of common stock for cash*	2,000,000	2,000	998,000	-	1,000,000
Issuance of common shares for services - related parties*	30,000	30	14,970	-	15,000
Net loss	-	-	-	(204,031)	(204,031)
Balance as of March 31, 2021	6,088,300	$6,088	$2,793,912	$(1,176,687)	$1,623,313

Common stock issued in conjunction with share agreement*	900,000	900	(900)	-	-
Issuance of common stock for cash	300,000	300	149,700	-	150,000
Issuance of common stock for services - related parties	200,000	200	99,800	-	100,000
Recapitalization of Qualis in conjunction with reverse acquisition	496,650	497	(497)	-	-
Warrants issued to third parties in conjunction with services	-	-	109,512	-	109,512
Warrants issued in conjunction with employment agreement	-	-	165,378	-	165,378
Options issued to third parties in conjunction with services	-	-	727	-	727
Net loss	-	-	-	(622,777)	(622,777)
Balance as of June 30, 2021	7,984,950	$7,985	$3,317,632	$(1,799,464)	$1,526,153

Issuance of common stock for services - related parties	250,000	250	124,750	-	125,000
Issuance of common stock for services	5,000	5	2,495	-	2,500
Options issued to third parties in conjunction with services	-	-	8,421	-	8,421
Net loss	-	-	-	(518,866)	(518,866)
Balance as of September 30, 2021	8,239,950	$8,240	$3,453,298	$(2,318,330)	$1,143,208

Balance as of January 1, 2022	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415
Warrants issued to third parties in conjunction with services	-	-	13,547	-	13,547
Warrants forfeited in conjunction with compensation - related party	-	-	(94,101)	-	(94,101)
Options issued to third parties in conjunction with services	-	-	3,792	-	3,792
Net loss	-	-	-	(95,073)	(95,073)
Balance as of March 31, 2022	8,239,950	$8,240	$3,390,185	$(2,799,845)	$598,580

Warrants issued to third parties in conjunction with services	-	-	290,276	-	290,276
Options issued to third parties in conjunction with services	-	-	3,672	-	3,672
Net loss	-	-	-	(510,529)	(510,529)
Balance as of June 30, 2022	8,239,950	$8,240	$3,684,133	$(3,310,374)	$381,999

Issuance of common stock for cash	200,000	200	99,800	-	100,000
Warrants issued to third parties in conjunction with services	-	-	15,149	-	15,149
Options issued to third parties in conjunction with services	-	-	667	-	667
Net loss	-	-	-	(126,659)	(126,659)
Balance as of September 30, 2022	8,439,950	$8,440	$3,799,749	$(3,437,033)	$371,156

*	Total common stock of 6,988,300 as on June 29, 2021 issued to shareholders of mPathix Health, Inc. in conjunction with the Share Exchange Agreement.

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2022	2021

Cash flows from operating activities:
Net loss	$(732,261)	$(1,345,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,826	12,677
Amortization expense	-	322,258
Warrants issued for services	318,972	109,512
Options issued for services	8,131	9,148
Warrants forfeited in conjunction with compensation - related parties	(94,101)	-
Stock based compensation - related parties	-	165,378
Issuance of common stock for services	-	140,000
Issuance of common stock for services - related parties	-	2,500
Changes in operating assets and liabilities:
Inventory	-	(60,275)
Deposits	-	36,000
Other current assets	(22,294)	(132,176)
Accounts payable and accrued expenses	1,411	23,757
Short-term note payable	62,384	-
Other current liabilities	(11,400)	99,688
Net cash used in operating activities	(456,332)	(617,207)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,787)
Net cash used in investing activities	-	(1,787)

Cash flows from financing activities:
Issuance of common stock for cash	100,000	1,150,000
Issuance of common stock for cash - related party		100,000
Net cash provided by financing activities	100,000	1,250,000

Net (decrease) increase in cash	(356,332)	631,006

Cash at beginning of period	528,284	72,915
Cash at end of period	$171,952	$703,921

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with share agreement	$-	$1,397
Insurance policy financed by short-term note payable	$62,384	$-

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The acquisition will be accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix will own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,437,033 at September 30, 2022, had working capital of $327,622 and $714,055 at September 30, 2022 and December 31, 2021, respectively, had a net loss of $732,261 and $1,345,674 for nine months ended September 30, 2022 and 2021, respectively, and net cash used in operating activities of $456,332 and $617,207 or nine months ended September 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and nine months ended September 30, 2022 and 2021, respectively.

Research and Development

All research and development costs are expensed as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development. The Company incurred research and development expense of $0 and $53,260, and $121,934 and $375,833, for three and nine months ended September 30, 2022 and 2021, respectively. The research and development expense for the three and nine months ended September 30, 2021 includes $107,419 and $322,258, respectively, of amortization associated with Intellectual Property License Agreement. Considering this Intellectual Property License Agreement was impaired as of December 31, 2021, the research and development expense for the three and nine months ended September 30, 2022 is $0.

With respect to the current status of the patent, there has been no movement during the quarter ended September 30, 2022 and till date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor is trying to resolve this disagreement, about achieving a particular milestone, which they expect to be completed later in November 2022, it is status quo since June 30, 2022.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Deposits

Deposits consist of amounts paid to a vendor in advance to manufacture pain treatment products. Deposits as of September 30, 2022 and December 31, 2021 were $54,000 and $54,000, respectively. Deposits are included in current assets in the accompanying Condensed Consolidated Balance Sheets.

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

Intangible Assets

Intangible assets consist primarily of intellectual property licensing costs. The intangible assets are being amortized on a straight-line basis through the end of the licensing agreement of April 2022, however, based on the Company’s analysis of the Solace medical device, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021.

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

Based on the Company’s analysis of the Solace medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the Solace device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and is classified in other expenses in the consolidated Statement of Operations.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2022, there were no financial instruments requiring fair value.

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

There were 1,610,000 and 1,610,000, and 1,218,830 and 1,218,830 dilutive securities outstanding for the three and nine months ended September 30, 2022 and 2021, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		September 30,	December 31,
	Estimated Life	2022	2021

Tooling	5 years	$82,530	$82,530
Computer Equipment	3 years	1,787	1,787
Accumulated depreciation		(40,783)	(27,957)
Total		$43,534	$56,360

Depreciation expense was $4,275 and $12,826, and $4,275 and $12,677 for the three and nine months ended September 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 5 – SHORT TERM LOAN

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and nine months ended September 30, 2022, the Company made repayments of $31,192 and has a balance of $62,384 at September 30, 2022.

NOTE 6 – INTELLECTUAL PROPERTY LICENSE AGREEMENT

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

The Intellectual Property License Agreement expired in April 2022 mPathix recorded $1,110,000 as an intangible asset and is being amortized on a straight-line basis thru the end of the licensing agreement of April 2022.

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

Intangible assets consisted of the following as of:

	Estimated life	September 30, 2022	December 31, 2021
License Agreement	31 months	$-	$1,110,000
Accumulated amortization		-	(966,774)
Impairment of license agreement		-	(143,266)
		$-	$-

The Company had amortization expense of $0 and $0, and $107,419 and $322,258 for the three and nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at September 30,2022 and December 31, 2021.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 8,439,950 and 8,239,950 shares are outstanding at September 30, 2022 and December 31, 2021, respectively.

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

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company’s common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company.

The acquisition will be accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix will own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On June 29, 2021, the Qualis Innovations, Inc. has cancelled previous warrants agreement and regranted warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol, Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment in conjunction with the share exchange agreement.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he will receive 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company will recognize a loss of $9,155 over the remaining three-year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the nine months ended September 30, 2022.

On February 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services, valued at $13,547 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.00 per share in whole or in part, and fully vest at grant date.

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

On August 1, 2022, based on a revised agreement signed by the relevant parties, the Company granted 60,000 warrants to purchase 60,000 of the Company’s common stock to a third party for consulting services, valued at $7,632 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.10 per share in whole or in part, and fully vest at grant date.

On September 1, 2022, the Company granted 300,000 warrants to purchase 300,000 of the Company’s common stock to a third party for consulting services, valued at $60,916 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of four years at $1.10 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

The following represents a summary of the warrants outstanding at September 30, 2022 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2021	-	$-	-	$-
Granted	1,098,830	0.50	8.4	769,181
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2021	1,098,830	$-	-	$769,181
Granted	790,000	1.10	6.3	-
Exercised	-	-	-	-
Expired/Forfeited	(398,830)	0.50	-	(538,421)
Outstanding at September 30, 2022	1,490,000	$0.82	7.0	$-
Exercisable at September 30, 2022	1,190,000	$0.74	7.5	$-
Expected to be vested	1,190,000	$0.74	7.5	$-

*	Based on the fair value of the Company’s stock on September 30, 2022 and December 31, 2021, respectively

Options

On June 7, 2021, the Company granted 20,000 options to purchase 20,000 of the Company’s common stock to a third party for consulting services, valued at $5,024 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of five years at $0.50 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

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

The following represents a summary of the options outstanding at September 30, 2022 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2021	-	$-	-	$-
Granted	120,000	0.50	5.2	84,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2021	120,000	$-	-	$84,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2022	120,000	$0.50	4.5	$-
Exercisable at September 30, 2022	120,000	$0.50	4.5	$-
Expected to be vested	-	$-	-	$-

*	Based on the fair value of the Company’s stock on September 30, 2022 and December 31, 2021, respectively

NOTE 8 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 6, 7 and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 9 – EARNINGS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	698,830	300,000	698,830
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	-	400,000	-
Warrants to purchase shares of common stock	390,000	-	390,000	-
Total potentially dilutive shares	1,610,000	1,218,830	1,610,000	1,218,830

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021

Net loss attributable to the common stockholders	$(732,261)	$(1,345,674)	$(126,659)	$(518,866)

Basic weighted average outstanding shares of common stock	8,286,104	6,485,492	8,376,907	8,176,200
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	8,286,104	6,485,492	8,376,907	8,176,200

Loss per share:
Basic and diluted	$(0.09)	$(0.21)	$(0.02)	$(0.06)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The Intellectual Property License Agreement expired in April 2022. mPathix recorded $1,110,000 as an intangible asset and is being amortized on a straight-line basis thru the end of the licensing agreement of April 2022.

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

The Company is not involved in any type of litigations or claims and also there is no lawsuit proceedings against the company due to development of its own medical device. During the three and nine months ended September 30, 2022, no such events occurred and hence the company has not determined provision for contingencies or contingent liabilities in the consolidated financial statements.

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

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President and in reducing Mr. Bingol’s base salary from $250,000 to $150,000 per year. In addition, his bonus plan was reset with a target bonus at fifty percent (50%) of Executive’s Base Salary, based upon the actual achievement of financial and other targets as established in the annual budget approved by the Board, in its sole and absolute discretion. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he will receive 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company will recognize a loss of $9,155 over the remaining three year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the nine months ended September 30, 2022.

Consulting Agreement

On May 1, 2021, the Company entered into a consulting agreement with a related party to provide advisory services to the Company. The consulting agreement terminates July 23, 2023, as amended. Under this consulting agreement, the related party will be entitled to a monthly consulting fee of $10,000 and a total of 300,000 common shares to be issued 200,000 common shares based on the closing of reverse acquisition transaction, 50,000 common shares on the delivery of two Company’s medical devices and 50,000 common shares on the delivery of ten Company’s medical devices. The Company issued 250,000 common shares during the year ended December 31, 2021, for the fair value of $125,000 and 50,000 common shares shall be issued on delivery of an additional eight devices at a fair value estimated to be $25,000.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2022 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2022 except for the following:

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered. The 36,000 common shares to be issued by the end of November 2022.

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

The acquisition will be accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix will own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

Presently, the Company is in the process of preparing the documents necessary to submit an application to the FDA for clearance of our planned device. We plan on also filing a provisional patent for the changes and new development of our device over our previous licensed device from LCMD, The Company has an accumulated deficit of $3,310,374. It is anticipated that the total expected financial outlay to complete the development and FDA application is approximately $250,000, combined with operating expenses the Company may not be able to have enough cash flow to support the Company’s daily operations resulting in an opinion by the auditors of the Company continuing as a going concern.

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

Employees

As of the date of this prospectus, we have no full-time employees, one full-time contracted consultant, John Ballard, our current chief financial officer (CFO), and four part-time contracted consultants. None of our employees is subject to a collective bargaining agreement. We believe our relations with our current employee is satisfactory.

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

Recent Developments

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). There are no recent developments.

Financing Transactions

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and nine months ended September 30, 2022, the Company made repayments of $31,192 and has a balance of $62,384 at September 30, 2022.

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

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President and in reducing Mr. Bingol’s base salary from $250,000 to $150,000 per year. In addition, his bonus plan was reset with a target bonus at fifty percent (50%) of Executive’s Base Salary, based upon the actual achievement of financial and other targets as established in the annual budget approved by the Board, in its sole and absolute discretion. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he will receive 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company will recognize a loss of $9,155 over the remaining three year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the nine months ended September 30, 2022.

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

Common Stock

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered.

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

The acquisition will be accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix will own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On March 16, 2021, the Company granted 698,830 warrants to purchase 698,830 shares of the Company’s common stock to Ahmet Demir Bingol, valued at $166,141 (based on the Black Scholes valuation model on the date of grant), pursuant to his Employment Agreement. The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On June 29, 2021, the Qualis Innovations, Inc. has cancelled previous warrants agreement and regranted warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol, Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment in conjunction with the share exchange agreement.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he will receive 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company will recognize a loss of $9,155 over the remaining three-year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the nine months ended September 30, 2022.

On February 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third party for consulting services, valued at $13,547 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.00 per share in whole or in part, and fully vest at grant date.

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

On August 1, 2022, based on a revised agreement signed by the relevant parties, the Company granted 60,000 warrants to purchase 60,000 of the Company’s common stock to a third party for consulting services, valued at $7,632 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.10 per share in whole or in part, and fully vest at grant date.

On September 1, 2022, the Company granted 300,000 warrants to purchase 300,000 of the Company’s common stock to a third party for consulting services, valued at $60,916 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of four years at $1.10 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

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

Impairment of Intangible Assets

Based on the Company’s analysis of the Solace medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the Solace device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and is classified in other expenses in the consolidated Statement of Operations.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2022 and 2021. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	126,659	518,866
Other income	-	-
Net loss before income taxes	$(126,659)	$(518,866)

Revenues

For the three months ended September 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended September 30, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses decreased by $392,207, or 75.6%, to $126,659 for three months ended September 30, 2022 from $518,866 for the three months ended September 30, 2021 primarily due to decreases in compensation costs of $117,599, research and development costs of $121,934, consulting fees of $146,443, insurance costs of $17,044, and general and administration costs of $563, offset partially by professional fees of $10,149, and travel costs of $1,228. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs. In addition, the Company has incurred an increase in professional fees (primarily legal and audit fees) and has decreased consulting fees (primarily the fair value of common stock and options issued for services), as a result of the Company filing its S-1 and 10Q. Amortization of the Company’s Intellectual Property License Agreement decreased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

For the three months ended September 30, 2022, we had general and administrative expenses of $126,659 primarily due to professional fees of $27,783, compensation costs of $275, depreciation costs of $4,275, consulting fees of $65,493, insurance costs of $23,872, and general and administration costs of $4,961. Amortization of the Company’s Intellectual Property License Agreement decreased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Consulting fees consist of $16,128 of the fair value of common stock and options issued for services and $49,365 of consulting services.

For the three months ended September 30, 2021, we had research and development costs of $121,934 and general and administrative expenses of $396,932 primarily due to compensation costs of $117,874, depreciation costs of $4,275, professional fees of $17,634, consulting costs of $211,936, insurance costs of $40,916, travel costs of $686, and general and administration costs of $3,611, as a result of adding administrative infrastructure for our anticipated business development. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Consulting fees consist of $127,500 of the fair value of common stock and options issued for services and $84,436 of consulting services. Research and development costs consist of $107,419 for the amortization of the Company’s Intellectual Property License Agreement, and $14,515 to a third party for an evaluation of our product.

Other Income

Other expense for the three months ended September 30, 2022 and 2021 was none.

Net loss before income taxes

Net loss before income for three months ended September 30, 2022 totaled $126,659 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, depreciation and amortization, and general and administration costs compared to a loss of $518,866 for three months ended September 30, 2021 primarily due to (increases/decreases) in compensation costs, consulting fees, professional fees, depreciation and amortization, travel costs, and general and administration costs.

Assets and Liabilities

Assets were $453,199 as of September 30, 2022. Assets consisted primarily of cash of $171,952, inventory of $60,275, deposits of $54,000, other current assets of $123,438, and property and equipment of $43,534. Liabilities were $82,043 as of September 30, 2022. Liabilities consisted primarily of accounts payable and accrued expenses and short-term note payable.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2022 and 2021. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	732,261	1,345,674
Other income	-	-
Net loss before income taxes	$(799,235)	$(1,345,674)

Revenues

For the nine months ended September 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses decreased by $613,413, or 45.6%, to $732,261 for nine months ended September 30, 2022 from $1,345,674 for the nine months ended September 30, 2021 primarily due to decreases in compensation costs of $212,423, research and development costs of $322,573, stock based compensation – related party of 165,378, consulting fees of $49,428, and travel costs of $2,756, offset partially by professional fees of $52,092, depreciation costs of $149, insurance costs of $74,770, and general and administration costs of $12,134. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs. In addition, the Company has incurred an increase in professional fees (primarily legal and audit fees) and has decreased consulting fees (primarily the fair value of common stock and options issued for services), as a result of the Company filing its S-1 and 10Q. Amortization of the Company’s Intellectual Property License Agreement decreased in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, we had research and development costs of $53,260 and general and administrative expenses of $679,001 primarily due to professional fees of $124,322, compensation costs of $43,082, depreciation costs of $12,826, consulting fees of $357,697, insurance costs of $116,449, travel costs of $2,171, and general and administration costs of $22,454. Consulting fees consist of $233,314 of the fair value of common stock and options issued for services and $124,383 of consulting services. Research and development costs consist of $53,260 to a third party for an evaluation of our product.

For the nine months ended September 30, 2021, we had research and development costs of $375,833, stock based compensation – related party of $165,378, and general and administrative expenses of $804,463 primarily due to consulting fees of $407,125, compensation costs of $255,505, depreciation costs of $12,677, professional fees of $72,230, travel costs of $4,927, insurance costs of $41,679, and general and administration costs of $10,320, as a result of adding administrative infrastructure for our anticipated business development. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Consulting fees consist of $246,160 of the fair value of common stock and options issued for services and $160,965 of consulting services. Research and development costs consist of $322,258 for the amortization of the Company’s Intellectual Property License Agreement, and $53,575 to a third party for an evaluation of our product.

Other Income

Other expense for the nine months ended September 30, 2022 and 2021 was none.

Net loss before income taxes

Net loss before income for nine months ended September 30, 2022 totaled $732,261 primarily due to (increases/decreases) in research and development costs, compensation costs, professional fees, consulting fees, depreciation and amortization, travel costs, and general and administration costs compared to a loss of $1,345,674 for nine months ended September 30, 2021 primarily due to (increases/decreases) in research and development costs, compensation costs, consulting fees, professional fees, stock based compensation, depreciation and amortization, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for nine months ended September 30, 2022 of $356,332 resulting from cash used in operating activities of $456,332, offset partially by cash provided by financing activities of $100,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Net cash provided by (used in):
Operating activities	$(456,332)	$(617,207)
Investing activities	-	(1,787)
Financing activities	100,000	1,250,000
	$(356,332)	$631,006

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Cash Flows from Operating Activities – For the nine months ended September 30, 2022, net cash used in operations was $456,332 compared to net cash used in operations of $617,207 for the nine months ended September 30, 2021. Net cash used in operations was primarily due to a net loss of $732,261 for the nine months ended September 30, 2022 and the changes in operating assets and liabilities of $30,101, primarily due to short-term note payable of $62,384 and accounts payable and accrued expenses of $1,411, offset partially by other current liabilities of $11,400, and other current assets of $22,294. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $12,826, warrants issued for services of $318,972, options issued for services of $8,131, and warrants forfeited in conjunction with compensation – related parties of $94,101.

Net cash used in operations was primarily due to a net loss of $1,345,674 for nine months ended September 30, 2021 and the changes in operating assets and liabilities of $33,006, primarily due to the changes in deposits of $36,000, accounts payable and accrued expenses of $23,757, and other current liabilities of $99,688, offset partially by other current assets of $132,176 and inventory of $60,275. In addition, net cash used in operating activities includes adjustments to reconcile net profit from amortization expense of $322,258, depreciation expense of $12,677, warrants issued for services of $109,512, options issued for services of $9,148, stock based compensation – related parties of $165,378, issuance of common stock for services of $140,000, and issuance of common stock for services – related parties of $2,500.

Cash Flows from Investing Activities – For the nine months ended September 30, 2022, net cash used in investing was none compared to cash flows used in investing activities of $1,787 for nine months ended September 30, 2021 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For nine months ended September 30, 2022, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash. For nine months ended September 30, 2021, cash flows provided by financing activities was $1,250,000 due to proceeds from issuance of common stock for cash.

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

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President and in reducing Mr. Bingol’s base salary from $250,000 to $150,000 per year. In addition, his bonus plan was reset with a target bonus at fifty percent (50%) of Executive’s Base Salary, based upon the actual achievement of financial and other targets as established in the annual budget approved by the Board, in its sole and absolute discretion. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he will receive 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company will recognize a loss of $9,155 over the remaining three year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the nine months ended September 30, 2022.

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

The Intellectual Property License Agreement will expire in April 2022. mPathix recorded $1,110,000 as an intangible asset and is being amortized on a straight-line basis thru the end of the licensing agreement of April 2022.

Based on the Company’s analysis of the Solace medical device, as of December 31, 2021, the Company reassessed the value of the Preliminary License Agreement with LCMD. Related to this assessment, management determined that the intellectual property used in the Solace device is different from the intellectual property in the Preliminary License Agreement with LCMD. Therefore, the Company recorded an impairment of intangible assets of $143,226 for the year ended December 31, 2021 and is classified in other expenses in the consolidated Statement of Operations.

Common Stock

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered.

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

The acquisition will be accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix will own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On March 16, 2021, the Company granted 698,830 warrants to purchase 698,830 shares of the Company’s common stock to Ahmet Demir Bingol, valued at $166,141 (based on the Black Scholes valuation model on the date of grant), pursuant to his Employment Agreement. The warrants are exercisable for a period of ten years at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

On June 29, 2021, the Qualis Innovations, Inc. has cancelled previous warrants agreement and regranted warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol, Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment in conjunction with the share exchange agreement.

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he will receive 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company will recognize a loss of $9,155 over the remaining three-year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the nine months ended September 30, 2022.

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

On August 1, 2022, the Company granted 60,000 warrants to purchase 60,000 of the Company’s common stock to a third party for consulting services, valued at $7,632 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.10 per share in whole or in part, and fully vest at grant date.

On September 1, 2022, the Company granted 300,000 warrants to purchase 300,000 of the Company’s common stock to a third party for consulting services, valued at $60,916 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of four years at $1.10 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

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

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and nine months ended September 30, 2022, the Company made repayments of $31,192 and has a balance of $62,385 at September 30, 2022.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Critical Accounting Policies

Refer to Note 3 in the accompanying notes to the unaudited condensed consolidated financial statements for critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,437,033 at September 30, 2022, had working capital of $327,622 and $714,055 at September 30, 2022 and December 31, 2021, respectively, had a net loss of $732,261 and $1,345,674 for the nine months ended September 30, 2022 and 2021, respectively, and net cash used in operating activities of $456,332 and $617,207 for nine months ended September 30, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (September 30, 2022), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered.

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

None.

Item 6. Exhibits.

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALIS INNOVATIONS, INC.

Dated: November 14, 2022	By:	/s Joseph V. Pergolizzi Jr. MD
Joseph V. Pergolizzi Jr. MD
Acting CEO and Chairman

Dated: November 14, 2022		/s John Ballard
John Ballard Chief Financial Officer and Board member

