Form 10-K
period 2022-12-31
Qualis Innovations, Inc.
filed 2023-04-24
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $545,700. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 21, 2023, there were 8,475,950 shares of common stock outstanding.

QUALIS INNOVATIONS, INC

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; licensing arrangements; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to secure materials and subcontractors; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Sigyn Therapeutics, Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Qualis” refers to Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Description of Business

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

In July 2019, John Ballard and a Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 the Company changed its name to mPathix Health Inc. Presently, John Ballard is the Chief Financial Officer and Charles Achoa does not participate in any management or board position.

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Qualis was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

Magnetic fields are induced beneath the skin surface to create localized, planar heat in the dermis and deeper muscle, while selectively avoiding sensitive structures in the epidermis and fat layers. By comparison, our SOLACE device creates currents in discreet planes beneath the tissue surface rather than directing energy through the planes and penetrating the epidermis. Therefore, our EMI technology may provide for shorter duration of treatments and a more comfortable patient experience vs. other energy-based technologies.

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

Overview

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

Competition

The medical device industry is constantly evolving, and scientific advances are expected to continue at a rapid pace. This results in intense competition among companies operating in the industry. Other, larger companies may have, or may be developing, products that compete with our product and may significantly limit the market acceptance of our product or render them obsolete. Our technical and/or business competitors would include major pharmaceutical companies, large and small medical device companies, universities and nonprofit research institutions and foundations. Most of these competitors have significantly greater research and development capabilities than we have, as well as substantial marketing, financial and managerial resources.

Our product are expected to primarily compete with manufacturers who develop and market alternative devices utilizing vastly different technology. There are many other companies, both public and private, that service the same markets as we do, all of which compete to some degree with our company. This includes medical device companies, drug companies and other companies and industries addressing the pain treatment market. These organizations are also expected to compete with us for acquisitions, joint ventures, or other collaborations and to attract qualified personnel. In addition, as current or new products gain market acceptance, we may experience increased competition for our product, and we may not be able to compete effectively. Failure to effectively compete could adversely affect our market share, financial condition, and growth prospects.

The primary competitive factors facing us include ease of use, safety, price, quality, innovative design and technical capability, breadth of product line, service, and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products, greater technical capabilities and stronger name recognition than we do. Our ability to compete is affected by our ability to:

1.	obtain regulatory clearance and compliance for our product in regards to future modifications and design; This process of regulatory clearance involves getting FDA approval for our planned product which includes filing an application for 510(k) approval for our type of medical device. The application consists of safety testing, design review, modifications made to the device to ensure safety of those modifications, quality management systems, labeling, distribution manufacturing, sales, promotion and other compliance requirements associated with a Class II medical device which the SOLACE device is a part of. A Class II medical device are those devices that have a moderated to high risk to the patient, 43% of all medical devices fall under this category.

2.	manufacture and sell or lease our product cost effectively;

3.	meet all relevant quality standards for our product in their particular markets;

4.	develop or acquire new products and innovative technologies;

5.	respond to competitive pressures specific to each of our geographic and product markets;

6.	protect the proprietary technology of our product and avoid infringement of the proprietary rights of others

7.	market our product;

8.	attract and retain skilled employees, including sales representatives; and

9.	maintain and establish distribution relationships.

Competitors could develop products that are more effective, achieve more favorable reimbursement status from third-party payors, cost less or are ready for commercial introduction before our product. If our competitors are better able to develop and patent products earlier than we can or develop more effective and/or less expensive products that render our product obsolete or non-competitive, our business will be harmed and our commercial opportunities will be reduced or eliminated.

Currently, we are not a manufacturer. To the extent that we engage third party manufacturers to produce our product, our manufacturing capabilities may not be adequate or sufficient to compete with large scale, direct or third-party manufacturers, which may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies.

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

Government Regulation

The Company cannot commence sales of our planned SOLACE device until the device has been approved by the FDA. The Company has not yet filed a 510(k) application with the FDA to receive approval for the planned SOLACE device. Once the Company has done so, and if and when the Company receives FDA approval of its 510(k) application for the SOLACE device, we would then be subject to extensive regulation by the FDA and foreign and state regulatory authorities. In the United States, medical device companies must comply with laws and regulations promulgated by the FDA. These laws and regulations require various authorizations prior to a product being marketed in the United States. Manufacturing facilities and practices are also subject to FDA regulations. The FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices in the United States. If and when we receive FDA approval for our planned SOLACE device, failure to comply with regulatory requirements, including any future changes to such requirements, could have a material adverse effect on our business, prospects, financial condition and results of operations as such failure could prevent us from selling or licensing our SOLACE device in the United States.

Even after clearance or approval of our planned device, we would still be subject to continuing regulation by the FDA, including the requirements of registering our facilities and listing our product with the FDA. We would be subject to medical device reporting regulations. These regulations would require us to report to the FDA if any of our products may have caused or contributed to a death or serious injury or has malfunctioned and such product or a similar product that we market would likely cause or contribute to a death or serious injury if the malfunction were to recur. We would also be required, unless an exemption applies, to report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act. Additionally, we would be required by the FDA to maintain records of corrections or removals, regardless of whether such corrections and removals are required to be reported to the FDA. In addition, the FDA would closely regulate any device promotion and advertising, and our future promotional and advertising activities with respect to our planned SOLACE device could come under scrutiny by the FDA.

We would also be subject to arbitrary impounding and inspections of our device shipments by the FDA, despite having FDA approval and 510(k) clearance. While we would expect after our first few initial shipments for this to be a less likely event, there is no assurance that the FDA may not arbitrarily impound our planned devices without notice and with no definitive timeline to provide a venue for the Company to prove our compliance and to have the product released to our distributor(s) or customer(s).

The FDA will also require that we, or our contract manufacturers, manufacture our product in accordance with its Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our planned devices. Failure to maintain compliance with the QSR requirements could result in the shutdown of, or restrictions on, our future manufacturing operations and the recall or seizure of our product, which would be expected to have a material adverse effect on our future business. Similarly, in the event that one of our suppliers fails to maintain compliance with quality requirements, we would likely have to qualify a new supplier and could experience manufacturing delays as a result.

The FDA has broad enforcement powers. If we violate applicable regulatory requirements before or after we receive FDA approval for our planned SOLACE device, the FDA may bring enforcement actions against us, which may include the following sanctions:

●	Form 483 deficiency observations, warning letters, fines, injunctions, consent decrees and civil penalties;
●	mandatory repair, replacement, recall or seizure of our product, which may include refunds by us of the purchase price;
●	operating restrictions, partial suspension or total shutdown of production;
●	refusing or delaying our requests for 510(k) clearance or PMA of new products or new intended uses of our existing product;
●	withdrawing 510(k) clearances, or PMAs that have already been granted; or
●	criminal prosecution.

If any of these events were to occur, they would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

Employees

As of the date of this filing, we have no full-time employees.

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

Item 1A. Risk Factors

This item is not applicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company has a virtual office located at 225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania 19317 with telephone number: (484) 483-2134. As of the date of this prospectus, the Company does not have any physical property other than its prototype medical device equipment.

Item 3. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future. To the best our knowledge, none of our directors, officers or affiliates is involved in a legal proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures

There is no information required to be disclosed by us under this Item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “QLIS.” We were listed on May 23, 2016. There are 8,475,950 shares outstanding as of April 21, 2023.

(b) Transfer Agent

The transfer agent and registrar for our common stock is Securities Stock Transfer Corporation located at 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093 telephone number (469) 633-0088.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2022 was 152.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Because we are a smaller reporting company, this Item 6 is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this filing. This discussion and other parts of this filing contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, intentions, and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this filing, and you should not place undue certain on these forward-looking statements, which apply only as of the date of this filing. See “Disclosure Regarding Forward-Looking Statements”.

We are an emerging growth company as defined in Section 2(a) (19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

OVERVIEW:

Historical Development

Our Company

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

Financing Transactions

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the years ended December 31, 2022, the Company made repayments of $59,033 and has a balance of $31,192 at December 31, 2022.

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

The acquisition was accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix prior to the acquisition acquired a majority of the outstanding shares of the common stock of the Company immediately following the completion of the transaction. mPathix was deemed to be the accounting acquirer in the transaction, and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, the Company was considered to be the continuation of the predecessor, mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the years ended December 31, 2022.

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Qualis was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the years ended December 31, 2022.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following discussion represents a comparison of our results of operations for the years ended December 31, 2022 and 2021. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	920,515	1,588,890
Other expense	-	143,226
Net loss before income taxes	$(920,515)	$(1,732,116)

Revenues

For the years ended December 31, 2022 and 2021, we had no revenues.

Cost of Sales

For the years ended December 31, 2022 and 2021, we had no cost of sales.

Operating expenses

Operating expenses decreased by $668,375, or 42.1%, to $920,515 for year ended December 31, 2022 from $1,588,890 for the year ended December 31, 2021 primarily due to decreases in compensation costs of $166,511, research and development costs of $424,207, consulting fees of $277,815, and travel costs of $3,240, offset partially by professional fees of $37,376, insurance costs of $61,832, depreciation costs of $149, stock based compensation of $81,782, and general and administration costs of $22,259. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs. In addition, the Company has incurred an increase in professional fees (primarily legal and audit fees) and has decreased consulting fees (primarily the fair value of common stock and options issued for services), as a result of the Company filing its S-1 and 10K. Amortization of the Company’s Intellectual Property License Agreement decreased in the year ended December 31, 2022 compared to the years ended December 31, 2021.

For the year ended December 31, 2022, we had research and development costs of $76,360 and general and administrative expenses of $844,155 primarily due to professional fees of $165,993, compensation costs of $43,288, depreciation costs of $17,102, consulting fees of $187,894, insurance costs of $144,427, travel costs of $1,686, stock based compensation of $247,923, and general and administration costs of $35,842. Amortization of the Company’s Intellectual Property License Agreement decreased in the year ended December 31, 2022 compared to the year ended December 31, 2021. Consulting fees consist of $273,387 of the fair value of common stock and options issued for services and $162,430 of consulting services.

For the years ended December 31, 2021, we had research and development costs of $500,567, stock based compensation of $166,141, and general and administrative expenses of $922,182 primarily due to compensation costs of $209,799, depreciation costs of $16,953, professional fees of $128,617, consulting costs of $465,709, insurance costs of $82,595, travel costs of $4,926, and general and administration costs of $13,583, as a result of adding administrative infrastructure for our anticipated business development. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Consulting fees consist of $274,809 of the fair value of common stock and options issued for services and $190,900 of consulting services. Research and development costs consist of $429,677 for the amortization of the Company’s Intellectual Property License Agreement, and $70,890 to a third party for an evaluation of our product.

Other Income

Other expense for the year ended December 31, 2022 was none. Other expense for the year ended December 31, 2021 of $143,226 resulted from an impairment of assets.

Net loss before income taxes

Net loss before income for years ended December 31, 2022 totaled $920,515 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, depreciation, insurance costs, research and development costs, and general and administration costs compared to a loss of $1,732,116 for years ended December 31, 2021 primarily due to (increases/decreases) in compensation costs, consulting fees, professional fees, depreciation, travel costs, insurance costs, research and development costs, and general and administration costs.

Assets and Liabilities

Assets were $315,561 as of December 31, 2022. Assets consisted primarily of cash of $69,858, inventory of $40,175, deposits of $54,000, other current assets of $92,170, and property and equipment of $39,258. Liabilities were $71,507 as of December 31, 2022. Liabilities consisted primarily of accounts payable and accrued expenses and short-term note payable.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,625,287 at December 31, 2022, had working capital of $184,696 at December 31, 2022, had net losses of $920,515 and $1,732,116 for the years ended December 31, 2022 and 2021, respectively, and net cash used in operating activities of $558,426 and $792,844 for the years ended December 31, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

General – Overall, we had a decrease in cash flows for years ended December 31, 2022 of $458,426 resulting from cash used in operating activities of $558,426, offset partially by cash provided by financing activities of $100,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Net cash provided by (used in):
Operating activities	$(558,426)	$(792,844)
Investing activities	-	(1,787)
Financing activities	100,000	1,250,000
	$(458,426)	$455,369

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Cash Flows from Operating Activities – For the year ended December 31, 2022, net cash used in operations was $558,426 compared to net cash used in operations of $792,844 for the year ended December 31, 2021. Net cash used in operations was primarily due to a net loss of $920,515 for the year ended December 31, 2022 and the changes in operating assets and liabilities of $70,933, primarily due to other current assets of $8,974, inventory of $20,100, short-term notes payable of $31,192 and accounts payable and accrued expenses of $22,067, offset partially by other current liabilities of $11,400. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $17,102, warrants issued for services of $342,024, options issued for services of $8,131, issuance of common stock for services of $18,000, and warrants forfeited in conjunction with compensation – related parties of $94,101.

Net cash used in operations was primarily due to a net loss of $1,732,116 for year ended December 31, 2021 and the changes in operating assets and liabilities of $90,771, primarily due to the changes in deposits of $36,000, accounts payable and accrued expenses of $18,248, and other current liabilities of $11,400, offset partially by other current assets of $96,144 and inventory of $60,275. In addition, net cash used in operating activities includes adjustments to reconcile net profit from amortization expense of $429,677, depreciation expense of $16,953, warrants issued for services of $131,546, stock based compensation – related parties of $166,141, issuance of common stock for services of $2,500, issuance of common stock for services – related parties of $140,000, and an impairment of assets of $143,226.

Cash Flows from Investing Activities – For the years ended December 31, 2022, net cash used in investing was none compared to cash flows used in investing activities of $1,787 for years ended December 31, 2021 due to the purchase of property and equipment.

Cash Flows from Financing Activities – For years ended December 31, 2022, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash. For years ended December 31, 2021, cash flows provided by financing activities was $1,250,000 due to proceeds from issuance of common stock for cash.

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

The acquisition was accounted for as a “reverse merger” and recapitalization since the stockholders of mPathix prior to the acquisition acquired a majority of the outstanding shares of the common stock of the Company immediately following the completion of the transaction. mPathix was deemed to be the accounting acquirer in the transaction, and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, the Company was considered to be the continuation of the predecessor, mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. The Company’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the years ended December 31, 2022.

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Qualis was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the years ended December 31, 2022.

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

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the years ended December 31, 2022, the Company made repayments of $59,033 and has a balance of $31,192 at December 31, 2022.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Critical Accounting Policies

Refer to Note 3 in the accompanying notes to the consolidated financial statements for critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the consolidated financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Refer to Note 10 in the accompanying notes to the consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities. Details on these obligations are set forth below.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

●	liquidity or market risk support to such entity for such assets;

●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information which are required to be filed under this item are presented under Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K in this document, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2022), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

Item 9B. Other Information

There have been no events required to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers and the positions with the Company held by each person. Our executive officers are elected annually by the board of directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the board of directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position	Director Since
Jim Holt	66	Board Member	June 2021
Robert Bilkovski, MD	45	Chief Scientific Officer	July 2021
Madding King III (3)	44	Board Member	June 2021
Dr. Joseph V. Pergolizzi, Jr (1)	52	Acting CEO and Chairman of the Board	October 2021
John Ballard (2)	62	Chief Financial Officer and board member	August 2019

(1)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(2)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(3)	Mr. King resigned from all positions in the Company on November 15, 2022.

Jim Holt – Mr. Holt is a director for mPathix Health. Jim Holt is the sole director and director of Life Care Medical Devices Inc., our licensor. Mr. Holt from October, 2019 to present is the president and chief compliance officer of CIM Securities. From September 2019 to December 2016 he retired. Prior to retirement, Mr. Holt was wholesaler broker for Coachman Energy from January 2017 to October 2017.

Robert Bilkovski, MD. Dr. Bilkovski joined our management as of July 12, 2021, as our Chief Scientific Officer. He has broad management experience, having served in leadership roles in four Fortune 500 companies overseeing medical affairs and clinical development in IVD, medical device and pharmaceuticals industries. Dr. Bilkovski, from June 2017 to the present, has been the President of RNB Ventures Consulting Inc., providing strategic consulting in the field of medical and clinical affairs for medical device and diagnostic companies. Dr. Bilkovski received his undergraduate degree in biochemistry with a focus in genetic engineering at McMaster University in Hamilton, Ontario, Canada. He completed his medical training at Rosalind Franklin University/The Chicago Medical School and subsequently pursued specialization in emergency medicine. Dr. Bilkovski holds an MBA from the University of Notre Dame.

The Company believes that each member of its Board of Directors is qualified to serve as a director due to their experience in the capital markets and/or the medical field and their general business experience and knowledge. Jim Holt and Madding King have experience in the capital markets and would be useful in advising the Company on raising funds in the future. Dr. Pergolizzi is an internationally recognized thought leader in anesthesiology, internal medicine, perioperative care, pain medicine, critical and palliative care, pharmacology, drug development, and regulatory affairs. This experience is important to advise the Company on regulatory compliance and product development for our SOLACE device. Mr. Ballard experience is in public reporting and is important to advise the Company on public reporting compliance and assist in meeting reporting requirements of a public company.

Board Composition

Our By-Laws provide that the Board of Directors shall consist of not less than one nor more than fifteen directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company’s majority shareholders. Each officer shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors, and shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal. Presently, Board members receive 25,000 restricted common shares for their service and serve for a period of one year whereby through the annual meeting new directors may be elected. The role of the board is to advise on both financial and product matters. Additionally, the board must approve major decisions involving new products, potential acquisitions or funding matters.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors, nor do we have (i) any directors that would qualify as independent under relevant SEC or securities exchange rules, (ii) an audit committee, or (iii) a financial expert. Management has determined not to establish an audit committee at present because our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. As such, our entire Board of Directors acts as our audit committee. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our consolidated financial statements at this stage of our development.

Advisory Board

The Company has also formed an Advisory Board of individuals with expertise relevant to the medical device, medical, and electronics industries. The advisory board was selected from individuals who were familiar with our medical device either through using the LCMD device or assisted in the development of our current medical device. The following members have had experience with the LCMD device in using the device in their practice these individuals include Dr. Ben Edwards and Vanessa Burbage. The Advisory Board’s role is to review our device design plans, and assist in the development of our medical device product the SOLACE. The members of our advisory board serve for a period of two years and are not compensated for being on the board but have received compensation for their consulting in the testing, engineering and designing of our product. The Advisory Board has no ability to bind the Company, nor are its members fiduciaries or other agents of the Company.

Dr. Ben Edwards – Dr. Edwards currently works as the medical director of Veritas Medical where he has been employed since 2010. Veritas Medical is a nutrition and lifestyle focused clinic. He graduated from Baylor University in 1993 with a B.A. in Biology and then received his Medical Degree from the University of Texas-Houston Medical School in 2002. He completed his family practice residency in 2005 at McLennan County Medical Education and Research Foundation in Waco, TX where he was Chief Resident. Upon completion of his medical training, Dr. Edwards was the sole physician in the county at Garza County Health Clinic, garnering notoriety from the Lubbock Avalanche Journal, Texas Monthly, and the Washington Post for his very successful operation of a rural county health clinic. In 2012, Dr. Edwards founded Veritas Medical where he and his team have successfully helped educate and support thousands of patients on their journey from chronically ill to well.

Vanessa Burbage – Ms. Burbage is an experienced and practicing electrologist, she currently owns her own medical spa since 1997. She started out as an electrologist in 1997 and then added laser and aesthetic services thereafter steadily building a loyal customer base. Dermatologist and Plastic surgeons refer patients to her because of the success of her skin detailing, hair removal, permanent makeup, and facial skincare.

Auditor

Our independent registered public accounting firm is:

Victor Mokuolu CPA PLLC

8990 Kirby Drive, Suite 220

Houston, TX 77054

Phone: (713) 588-6622

Code of Ethics

The Company currently does not have a Code of Ethics.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

Our board of directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that our directors do not meet independence requirements, according to the applicable rules and regulations of the SEC.

Involvement in Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 11. Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or NEOs. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2022, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

Summary Compensation Table

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Dr. Joseph V. Pergolizzi, Jr.(8)	2022	$-	$-	$-	$290,276	$-	$290,276
Acting CEO and Chairman of the Board	2021	$-	$-	$-	$109,512	$-	$109,512
	2020	$-	$-	$-	$-	$-	$-

John Ballard(9)	2022	$-	$-	$-	$-	$120,000	$120,000
CFO & Director	2021	$-	$-	$130,000	$-	$115,000	$245,000
	2020	$70,000	$-	$-	$-	$-	$70,000

Demir Bingol(6)	2022	$-	$-	$-	$-	$-	$-
President	2021	$210,562	$-	$-	$166,141	$-	$376,703
	2020	$-	$-	$-	$-	$-	$-

Robert Bilkovski, MD	2022	$-	$-	$-	$-	$-	$-
Chief Scientific Officer	2021	$-	$-	$-	$9,161	$-	$9,161
	2020	$-	$-	$-	$-	$-	$-

Austin Adams(7)	2022	$-	$-	$-	$-	$-	$-
	2021	$-	$-	$50,000	$-	$-	$50,000
	2020	$-	$-	$-	$-	$-	$-

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Bingol was initially appointed Chairman of the Board and Chief Executive Officer in March 2021. His modified employment agreement on October 1, 2021, changed his position from CEO to President. On February 24, 2022, Mr. Bingol entered into a separation agreement whereby his employment was terminated effective April 15, 2022. He received no severance payment in connection with that termination, and there were no disagreements between him and the Company. A total of 300,000 warrants issued to Mr. Bingol have vested, with the remaining 398,830 unvested warrants expiring.
(7)	Mr. Adams’s position as sole officer and director of the Company was terminated on June 29, 2021.
(8)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(9)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans, nor does it provide non-qualified deferred compensation to its officers or employees, and therefore, the Summary Compensation Table above does not include columns for nonequity incentive plan compensation and nonqualified deferred compensation earnings, since there were none.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2020, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Outstanding Equity Awards

Our directors and officers do not have any unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(3)	(4)	(5)	($)

Dr. Joseph V. Pergolizzi, Jr.	2022	$-	$-	$290,276	$-	$290,276
Acting CEO and Chairman of the Board (6), (7)	2021	$-	$-	$109,512	$-	$109,512
	2020	$-	$-	$-	$-	$-

John Ballard	2022	$-	$-	$-	$120,000	$120,000
CFO and Director (6), (8)	2021	$-	$130,000	$-	$115,000	$245,000
	2020	$70,000	$-	$-	$-	$70,000

Madding King	2022	$-	$-	$-	$-	$-
Director (6), (9)	2021	$-	$5,000	$-	$-	$5,000
	2020	$-	$-	$-	$-	$-

Jim Holt	2022	$-	$-	$-	$-	$-
Director (6)	2021	$-	$5,000	$-	$-	$5,000
	2020	$-	$-	$-	$-	$-

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Appointed as a member of the Company’s Board of Directors on June 29, 2021.
(7)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(8)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(9)	Mr. King resigned from all positions in the Company on November 15, 2022.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of the Company during the last two fiscal years, is or has been indebted to the Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2022:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

None.	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 21, 2023, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,475,950 shares of our common stock issued and outstanding as of April 21, 2023. We do not have any other outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days. Unless otherwise indicated, the address of each person listed below is in care of Qualis Innovations, Inc., 225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Hill Blalock Jr.	Common Stock	3,221,045	38.0%
Jim Holt (1)	Common Stock	1,913,955	22.6%
Sharon Adams (2)	Common Stock	1,132,689	13.4%
Austin Adams (3)	Common Stock	650,000	7.7%
John Ballard (4)	Common Stock	424,500	5.0%
Dr. Joseph Pergolizzi (5)	Common Stock	650,000	7.7%
Madding King (6)	Common Stock	35,000	.4%
All Officers and Directors as a Group	Common Stock	7,827,189	92.4%

(1) Jim Holt currently serves as the sole officer and director of Life Care Medical Devices Limited and is also a director of Qualis Innovations, Inc. Mr. Holt is deemed to be the beneficial owner of 1,878,955 shares held in the name of Life Care Medical Devices Limited.

(2) Ms. Sharon Adams is deemed to be the beneficial owner of 1,132,689 shares held in the name of Echo Resources LLP. Ms. Adams is the mother of Austin Adams, the former sole officer and director of Qualis Innovations, Inc.

(3) Mr. Austin Adams is deemed to be the beneficial owner of 500,000 shares held in the name of Cynergy Brookline Healthcare Fund, LLC, and 150,000 shares held in the name of Cynergy Healthcare Investors Emerging Bridge LLC. Mr. Adams is a former officer and director of Qualis Innovations, Inc.

(4) John Ballard is CFO and Director of the Company. Mr. Ballard resigned from all positions in the Company on January 7, 2023.

(5) Dr. Joseph Pergolizzi, our acting CEO and Chairman of the Board of Directors, is deemed to be the beneficial owner of 250,000 shares held in the name of the CreoMed Inc. Dr. Joseph Pergolizzi is sole officer and director of CreoMed Inc. CreoMed Inc. also has 400,000 warrants to purchase common stock exercisable at $.50 per share for ten years. Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.

(6) Madding King, a director of Qualis Innovations, Inc. is deemed to be the beneficial owner of the shares held in the name of Brookline Special Situations Fund LLC, where he is an officer and director. Mr. King resigned from all positions in the Company on November 15, 2022.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2022 and 2021 and changes during the years then ended:

2022 and 2021
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	$-0-	-0-

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2020 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.” Neither of our directors is independent.

Employment Contracts

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

On September 9, 2021, the Board of Directors approved a modified Employment Agreement for Mr. Bingol which was subsequently signed on October 1, 2021. The modification resulted in changing Mr. Bingol’s position from CEO to President and in reducing Mr. Bingol’s base salary from $250,000 to $150,000 per year. In addition, his bonus plan was reset with a target bonus at fifty percent (50%) of Executive’s Base Salary, based upon the actual achievement of financial and other targets as established in the annual budget approved by the Board, in its sole and absolute discretion. Further, on October 1, 2021, Mr. Bingol’s previously issued warrants were modified such that he will receive 300,000 warrants that vest immediately at an exercise price of $0.50 and 398,830 warrants that vest over a period of three years with an exercise price of $0.50. As a result, in accordance with ASC 718-20-35-2A and 718-20-35-3, immediately prior to the modification, the Company calculated the fair value of the warrants and determined that there was no change to the fair value. Subsequent to the modification, the Company expects to recognize a loss of $9,155 over the remaining three year vesting period.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the amount of $94,101 against the 398,830 unvested warrants as of March 31, 2022.

Indemnification Agreements

We have entered or intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, will require us to indemnify each individual to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the individual in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director, officer or other employee.

Policies and Procedures for Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officer(s), director(s) and significant shareholders. We rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2022	FY 2021
Audit Fees - Paris, Kreit & Chiu LLP (formerly benjamin & Ko)	$59,805	$44,250
Audit Fees - Victor Mokuolu CPA PLLC	17,000	-
Total Fees	$76,805	$44,250

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual financial statements for the subject year. All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

Exhibits.

31. Certification of CEO and CFO.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

101. INS Inline XBRL Instance Document

101. SCH Inline XBRL Taxonomy Extension Schema Document

101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALIS INNOVATIONS, INC.

Dated: April 21, 2023	By:	/s Jim Holt
Jim Holt
Acting CEO and Chairman

QUALIS INNOVATIONS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Quails Innovations Inc.

225 Wilmington West Chester Pike

Suite 200

Chadds Ford, PA 19317

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quails Innovations Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, incurred recurring losses and has recurring cash used in operating activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Warrants Issued for Services

During the year ended December 31, 2022, the Company recognized $303,823 in expenses related to warrants issued for services. As discussed in Note 9 to the consolidated financial statements, the Company has issued 430,000 warrants to Management and consultants for services. Warrants issued for services were recorded at their fair value on their measurement dates based upon the black-scholes options pricing model.

Our audit procedures to evaluate the appropriateness and accuracy of the accounting and fair value determined by management included reviewing the agreements supporting the issuances as well as independently recomputing the valuations made by Management.

We have served as the Company’s auditor since 2023.

Houston, Texas

April 21, 2023 PCAOB ID: 6771

QUALIS INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$69,858	$528,284
Inventory	40,175	60,275
Deposits	54,000	54,000
Other current assets	92,170	101,144
Total current assets	256,203	743,703

Property and equipment, net	39,258	56,360
Total assets	$295,461	$800,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,315	$18,248
Short-term note payable	31,192	-
Other current liabilities	-	11,400
Total current liabilities	71,507	29,648
Total liabilities	71,507	29,648

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 8,475,950 and 8,239,950 shares issued and outstanding at December 31, 2022 and 2021, respectively	8,476	8,240
Additional paid-in-capital	3,840,765	3,466,947
Accumulated deficit	(3,625,287)	(2,704,772)
Total stockholders’ equity	223,954	770,415
Total liabilities and stockholders’ equity	$295,461	$800,063

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Research and development	76,360	500,567
Warrants issued for services	342,024	-
Stock based compensation - related party	(94,101)	166,141
General and administrative	596,232	922,182
Total operating expenses	920,515	1,588,890
Loss from operations	(920,515)	(1,588,890)

Other expense:
Impairment of assets	-	143,226
Total other expense	-	143,226

Loss before income taxes	(920,515)	(1,732,116)
Income taxes	-	-

Net loss	$(920,515)	$(1,732,116)

Net loss per share, basic and diluted	$(0.11)	$(0.25)

Weighted average number of shares outstanding
Basic and diluted	8,333,660	6,927,712

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2021*	4,058,300	$4,058	$1,780,942	$(972,656)	$812,344
Issuance of common stock for cash*	2,000,000	2,000	998,000	-	1,000,000
Common stock issued in conjunction with share agreement*	900,000	900	(900)	-	-
Issuance of common shares for services - related parties*	30,000	30	14,970	-	15,000
Recapitalization of Qualis in conjunction with reverse acquisition	496,650	497	(497)	-	-
Issuance of common stock for cash	300,000	300	149,700	-	150,000
Issuance of common stock for cash - related parties	200,000	200	99,800	-	100,000
Warrants issued to third parties in conjunction with services	-	-	109,512	-	109,512
Stock based compensation - related party	-	-	166,141	-	166,141
Amortization of options	-	-	22,034	-	22,034
Issuance of common stock for services - related parties	250,000	250	124,750	-	125,000
Issuance of common stock for services	5,000	5	2,495	-	2,500
Net loss	-	-	-	(1,732,116)	(1,732,116)
Balance as of December 31, 2021	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415

Balance as of January 1, 2022	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415
Warrants issued to third parties in conjunction with services	-	-	342,024	-	342,024
Stock based compensation - related party	-	-	(94,101)	-	(94,101)
Options issued to third parties in conjunction with services	-	-	8,131	-	8,131
Issuance of common stock for cash	200,000	200	99,800	-	100,000
Issuance of common stock for services	36,000	36	17,964	-	18,000
Net loss	-	-	-	(920,515)	(920,515)
Balance as of December 31, 2022	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(920,515)	$(1,732,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,102	16,953
Amortization expense	-	429,677
Impairment of assets	-	143,226
Warrants issued for services	342,024	131,546
Options issued for services	8,131	-
Stock based compensation - related parties	(94,101)	166,141
Issuance of common stock for services	18,000	2,500
Issuance of common stock for services - related parties	-	140,000
Changes in operating assets and liabilities:
Inventory	20,100	(60,275)
Deposits	-	36,000
Other current assets	8,974	(96,144)
Accounts payable and accrued expenses	22,067	18,248
Short-term note payable	31,192	-
Other current liabilities	(11,400)	11,400
Net cash used in operating activities	(558,426)	(792,844)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,787)
Net cash used in investing activities	-	(1,787)

Cash flows from financing activities:
Issuance of common stock for cash	100,000	1,150,000
Issuance of common stock for cash - related party		100,000
Net cash provided by financing activities	100,000	1,250,000

Net (decrease) increase in cash	(458,426)	455,369

Cash at beginning of period	528,284	72,915
Cash at end of period	$69,858	$528,284

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with share agreement	$-	$1,397
Insurance policy financed by short-term note payable	$62,384	$-

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Qualis was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,625,287 at December 31, 2022, had working capital of $184,696 and $714,055 at December 31, 2022 and December 31, 2021, respectively, had a net loss of $920,515 and $1,732,116 for years ended December 31, 2022 and 2021, respectively, and net cash used in operating activities of $558,426 and $792,844 or years ended December 31, 2022 and 2021, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the years ended December 31, 2022 and 2021, respectively.

Research and Development

All research and development costs are expensed as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development. The Company incurred research and development expense of $76,360 and $500,567 for years ended December 31, 2022 and 2021, respectively. The research and development expense for the year ended December 31, 2021 includes $429,677 of amortization associated with Intellectual Property License Agreement. The remaining Intellectual Property License Agreement was impaired as of December 31, 2021.

With respect to the current status of the patent, there has been no movement during the period ended December 31, 2022 and to date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone, which they expect to be completed later in fiscal 2023.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred. General and administrative expenses were $596,232 and $922,182 for the years ended December 31, 2022 and 2021, respectively.

Deposits

Deposits consist of amounts paid to a vendor in advance to manufacture pain treatment products. Deposits as of December 31, 2022 and December 31, 2021 were $54,000 and $54,000, respectively. Deposits are included in current assets in the accompanying Consolidated Balance Sheets.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2022, there were no financial instruments requiring fair value.

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

There were 1,610,000 and 1,218,830 dilutive securities outstanding for the years ended December 31, 2022 and 2021, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 changes how acquiring companies recognize contract assets and contract liabilities in a business acquisition. Instead of measuring contract assets and contract liabilities at fair value as of the acquisition date, the acquirer will now measure them as if they had originated the contracts themselves (in accordance with Topic 606). This will improve comparability since the revenue reported by the acquirer after the acquisition will be similar to the revenue reported by the acquiree before the acquisition. The Company plans to adopt ASU No. 2021-08 in the first quarter of fiscal 2022, and expects the impact from this standard to be immaterial.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 –PROPERTY AND Equipment

Property and equipment consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2022	2021

Tooling	5 years	$82,530	$82,530
Computer Equipment	3 years	1,787	1,787
Accumulated depreciation		(45,059)	(27,957)
Total		$39,258	$56,360

Depreciation expense was $17,102 and $16,953 for the years ended December 31, 2022 and 2021, respectively, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 5 – SHORT TERM LOAN

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the year ended December 31, 2022, the Company made repayments of $59,033 and has a balance of $31,192 at December 31, 2022.

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

Intangible assets consisted of the following as of:

	Estimated life	December 31, 2022	December 31, 2021
License Agreement	31 months	$-	$1,110,000
Accumulated amortization		-	(966,774)
Impairment of license agreement		-	(143,266)
		$-	$-

The Company had amortization expense of $0 and $429,677 for the years ended December 31, 2022 and 2021, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at December 31,2022 and December 31, 2021.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 8,475,950 and 8,239,950 shares are outstanding at December 31, 2022 and December 31, 2021, respectively.

Common Stock

On October 3, 2022, the Company issued a total of 36,000 restricted common shares to third parties, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered.

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Qualis was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the years ended December 31, 2022.

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

The following represents a summary of the warrants outstanding at December 31, 2022 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2021	-	$-	-	$-
Granted	1,098,830	0.50	8.4	769,181
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2021	1,098,830	$0.50	8.4	$769,181
Granted	790,000	0.82	6.7	-
Exercised	-	-	-	-
Expired/Forfeited	(398,830)	0.50	-	(538,421)
Outstanding at December 31, 2022	1,490,000	$0.82	6.7	$-
Exercisable at December 31, 2022	1,190,000	$0.74	7.2	$-
Expected to be vested	1,190,000	$0.74	7.2	$-

*	Based on the fair value of the Company’s stock on December 31, 2022 and December 31, 2021, respectively

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

The following represents a summary of the options outstanding at December 31, 2022 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2021	-	$-	-	$-
Granted	120,000	0.50	5.2	84,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2021	120,000	$0.50	5.2	$84,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2022	120,000	$0.50	4.2	$-
Exercisable at December 31, 2022	120,000	$0.50	4.2	$-
Expected to be vested	-	$-	-	$-

*	Based on the fair value of the Company’s stock on December 31, 2022 and 2021, respectively

NOTE 8 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 6, 7 and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 9 – INCOME TAXES

At December 31, 2022, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $1,887,000 are available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	3.7%	3.7%
Permanent differences	0.0%	0.0%
Valuation allowance	(24.7)%	(24.7)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2022	2021

Deferred tax assets:
Net operating loss carry forwards	$470,354	$315,168
Depreciation and amortization	249,495	245,278
Impairment of Intangible asset	35,316	35,316
Stock based compensation	138,748	71,173
Valuation allowance	(893,912)	(666,935)
	$-	$-

Major tax jurisdictions are the United States and Delaware All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

NOTE 10 – EARNINGS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Years Ended December 31,
	2022	2021
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	698,830
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	-
Warrants to purchase shares of common stock	390,000	-
Total potentially dilutive shares	1,610,000	1,218,830

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2022	2021
Net loss attributable to the common stockholders	$(920,515)	$(1,732,116)

Basic weighted average outstanding shares of common stock	8,333,660	6,927,712
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	8,333,660	6,927,712

Loss per share:
Basic and diluted	$(0.11)	$(0.25)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company is not involved in any type of litigations or claims and also there is no lawsuit proceedings against the company due to development of its own medical device. During the years ended December 31, 2022, no such events occurred and hence the company has not determined provision for contingencies or contingent liabilities in the consolidated financial statements.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the years ended December 31, 2022.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2022 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2022.

