Form 10-Q
period 2023-03-31
Qualis Innovations, Inc.
filed 2023-05-23
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______	Commission File Number 000-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania	19317
(Address of principal executive offices)	(Zip Code)

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

There were 8,475,950 shares of common stock $0.001 par value, issued and outstanding as of March 31, 2023.

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

The results for the period ended March 31, 2023 are not necessarily indicative of the results of operations for the full year.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$16,105	$69,858
Inventory	40,175	40,175
Deposits	54,000	54,000
Other current assets	38,900	92,170
Total current assets	149,180	256,203

Property and equipment, net	34,983	39,258
Total assets	$184,163	$295,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,489	$40,315
Short-term note payable	-	31,192
Other current liabilities	-	-
Total current liabilities	22,489	71,507
Total liabilities	22,489	71,507

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 8,475,950 and 8,475,950 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8,476	8,476
Additional paid-in-capital	3,858,296	3,840,765
Accumulated deficit	(3,705,098)	(3,625,287)
Total stockholders’ equity	161,674	223,954
Total liabilities and stockholders’ equity	$184,163	$295,461

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

Net revenues	$-	$-

Gross Profit	-	-

Operating expenses:
Research and development	1,500	12,167
General and administrative	78,311	82,906
Total operating expenses	79,811	95,073
Loss from operations	(79,811)	(95,073)

Loss before income taxes	(79,811)	(95,073)
Income taxes	-	-

Net loss	$(79,811)	$(95,073)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding Basic and diluted	8,475,950	8,239,950

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2022	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415
Warrants issued to third parties in conjunction with services	-	-	13,547	-	13,547
Warrants forfeited in conjunction with compensation - related party	-	-	(94,101)	-	(94,101)
Options issued to third parties in conjunction with services	-	-	3,792	-	3,792
Net loss	-	-	-	(95,073)	(95,073)
Balance as of March 31, 2022	8,239,950	$8,240	$3,390,185	$(2,799,845)	$598,580

Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	17,531	-	17,531
Net loss	-	-	-	(79,811)	(79,811)
Balance as of March 31, 2023	8,475,950	$8,476	$3,858,296	$(3,705,098)	$161,674

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(79,811)	$(95,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,275	4,275
Warrants issued for services	17,531	13,547
Options issued for services	-	3,792
Warrants forfeited in conjunction with compensation - related parties	-	(94,101)
Other current assets	22,078	45,872
Accounts payable and accrued expenses	(17,826)	3,289
Other current liabilities	-	(11,400)
Net cash used in operating activities	(53,753)	(129,799)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
None		-
Net cash provided by financing activities	-	-

Net (decrease) increase in cash	(53,753)	(129,799)

Cash at beginning of period	69,858	528,284
Cash at end of period	$16,105	$398,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of short term loan for insurance policy	$31,192	$-

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

In July, 2019, John Ballard and a Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 the Company changed its name to mPathix Health Inc. Presently, John Ballard and Charles Achoa do not participate in any management or board position.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,705,098 at March 31, 2023, had working capital of $126,691 and $184,696 at March 31, 2023 and December 31, 2022, respectively, had a net loss of $79,811 and $95,073 for the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $53,753 and $129,799 for the three months ended March 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

All research and development costs are expensed as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development. The Company incurred research and development expense of $0 and $375,833 for three months ended March 31, 2023 and 2022, respectively. The research and development expense for the three months ended March 31, 2023 includes $1,500 and $12,167, respectively.

With respect to the current status of the patent, there has been no movement during the quarter ended March 31, 2023 and till date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Deposits

Deposits consist of amounts paid to a vendor in advance to manufacture pain treatment products. Deposits as of March 31, 2023 and December 31, 2022 were $54,000 and $54,000, respectively. Deposits are included in current assets in the accompanying Condensed Consolidated Balance Sheets.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2023, there were no financial instruments requiring fair value.

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

There were 1,610,000 and 1,250,000 dilutive securities outstanding for the three months ended March 31, 2023 and 2022, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		March 31,	December 31,
	Estimated Life	2023	2022

Tooling	5 years	$82,530	$82,530
Computer Equipment	3 years	1,787	1,787
Accumulated depreciation		(49,334)	(45,059)
Total		$34,983	$39,258

Depreciation expense was $4,275 and $4,275 for the three months ended March 31, 2023 and 2022, respectively, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 5 – SHORT TERM LOAN

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three months ended March 31, 2023 and 2022, the Company made no payments. During the three months ended March 31, 2023, the Company cancelled the insurance policy.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at March 31, 2023 and December 31, 2022.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 8,475,950 and 8,475,950 shares are outstanding at March 31, 2023 and December 31, 2022, respectively.

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

Warrants

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

The following represents a summary of the warrants outstanding at March 31, 2023 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	1,098,830	$0.50	8.4	$769,181
Granted	790,000	0.82	6.5	-
Exercised	-	-	-	-
Expired/Forfeited	(398,830)	0.50	-	(538,421)
Outstanding at December 31, 2022	1,490,000	$0.50	8.4	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2023	1,490,000	$0.82	6.5	$-
Exercisable at March 31, 2023	1,340,000	$0.78	6.7	$-
Expected to be vested	1,340,000	$0.78	6.7	$-

*	Based on the fair value of the Company’s stock on March 31, 2023 and December 31, 2022, respectively

Options

The following represents a summary of the options outstanding at March 31, 2023 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	120,000	$0.50	5.20	$84,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2022	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2023	120,000	$0.50	4.0	$-
Exercisable at March 31, 2023	120,000	$0.50	4.0	$-
Expected to be vested	120,000	$0.50	4.0	$-

*	Based on the fair value of the Company’s stock on March 31, 2023 and December 31, 2022, respectively

NOTE 7 – RELATED PARTY TRANSACTIONS

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2023	2022
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000
Warrants to purchase shares of common stock	390,000	30,000
Total potentially dilutive shares	1,610,000	1,250,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to the common stockholders	$(79,811)	$(95,073)

Basic weighted average outstanding shares of common stock	8,475,950	8,239,950
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	8,475,950	8,239,950

Loss per share:
Basic and diluted	$(0.01)	$(0.01)

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

Consulting Agreement

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work has been placed on hold and the cost of the contract is $77,850.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2023 except for the following:

Board of Directors Resolutions

On April 28, 2023, by unanimous written consent, the Company’s Board of Directors adopted the following:

1.	Appointment of Mr. Ulderico Conte as a director of the Company.

2.	Granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Mr. Jim Holt, the Company’s acting CEO and Director as compensation. The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

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

The acquisition will be accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix will own a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of mPathix. As a result, Qualis is considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Qualis’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

Board of Directors Resolutions

On April 28, 2023, by unanimous written consent, the Company’s Board of Directors adopted the following:

1.	Appointment of Mr. Ulderico Conte as a director of the Company.

2.	Granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Mr. Jim Holt, the Company’s acting CEO and Director as compensation. The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

Financing Transactions

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three months ended March 31, 2023 and 2022, the Company made no payments. During the three months ended March 31, 2023, the Company cancelled the insurance policy.

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

Consulting Agreement

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work has been placed on hold and the cost of the contract is $77,850.

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

Warrants

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	79,811	95,073
Other income	-	-
Net loss before income taxes	$(79,811)	$(95,073)

Revenues

For the three months ended March 31, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended March 31, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses decreased by $15,262, or 16.1%, to $79,811 for three months ended March 31, 2023 from $95,073 for the three months ended March 31, 2022 primarily due to decreases in compensation costs of $34,413, research and development costs of $10,667, insurance costs of $19,353, professional fees of $19,359, and general and administration costs of $8,831, offset partially by consulting fees of $77,361. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs.

For the three months ended March 31, 2023, we had research and development costs of $1,500 and general and administrative expenses of $78,311 primarily due to depreciation costs of $4,275, consulting fees of $53,509, and insurance costs of $20,527 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2022, we had research and development costs of $12,167 and general and administrative expenses of $82,906 primarily due to professional fees of $19,359, compensation costs of $34,413, depreciation costs of $4,275, travel costs of $257, and general and administration costs of $24,602 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Income

Other expense for the three months ended March 31, 2023 and 2022 was none.

Net loss before income taxes

Net loss before income for three months ended March 31, 2023 totaled $79,811 primarily due to (increases/decreases) in consulting fees, depreciation, insurance costs, and general and administration costs compared to a loss of $95,073 for three months ended March 31, 2022 primarily due to (increases/decreases) in research and development costs, compensation costs, professional fees, consulting fees, depreciation, insurance costs, travel costs, and general and administration costs.

Assets and Liabilities

Assets were $184,163 as of March 31, 2023. Assets consisted primarily of cash of $16,105, inventory of $40,175, deposits of $54,000, other current assets of $38,900, and property and equipment of $34,983. Liabilities were $22,489 as of March 31, 2023. Liabilities consisted primarily of accounts payable and accrued expenses.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for three months ended March 31, 2023 of $53,753 resulting from cash used in operating activities of $53,753.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$(53,753)	$(129,799)
Investing activities	-	-
Financing activities	-	-
	$(53,753)	$(129,799)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Cash Flows from Operating Activities – For the three months ended March 31, 2023, net cash used in operations was $53,753 compared to net cash used in operations of $129,799 for the three months ended March 31, 2022. Net cash used in operations was primarily due to a net loss of $79,811 for the three months ended March 31, 2023 and the changes in operating assets and liabilities of $4,252, primarily due to other current assets of $22,078, offset partially by accounts payable and accrued expenses of $17,826. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $4,275, and warrants issued for services of $17,531.

Net cash used in operations was primarily due to a net loss of $95,073 for three months ended March 31, 2022 and the changes in operating assets and liabilities of $37,761, primarily due to other current assets of $45,872 and accounts payable and accrued expenses of $3,289, offset partially other current liabilities of $11,400. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $4,275, warrants issued for services of $13,547, options issued for services of $3,792, offset partially by warrants forfeited in conjunction with compensation - related parties of $94,101.

Cash Flows from Investing Activities – For the three months ended March 31, 2023 and 2022, net cash used in investing was none.

Cash Flows from Financing Activities – For three months ended March 31, 2023 and 2022, net cash provided by financing was none.

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

Board of Directors Resolutions

On April 28, 2023, by unanimous written consent, the Company’s Board of Directors adopted the following:

1.	Appointment of Mr. Ulderico Conte as a director of the Company.

2.	Granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Mr. Jim Holt, the Company’s acting CEO and Director as compensation. The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

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

Warrants

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

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three months ended March 31, 2023 and 2022, the Company made no payments. During the three months ended March 31, 2023, the Company cancelled the insurance policy.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,705,098 at March 31, 2023, had working capital of $126,691 and $184,696 at March 31, 2023 and December 31, 2022, respectively, had a net loss of $79,811 and $95,073 for the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $53,753 and $129,799 for three months ended March 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (March 31, 2023), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2023, by unanimous written consent, the Company’s Board of Directors granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Mr. Jim Holt, the Company’s acting CEO and Director as compensation. The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

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

QUALIS INNOVATIONS, INC.

Dated: May 23, 2023	By:	/s/ Jim Holt
Jim Holt
Acting CEO and Chairman

