Form 10-Q
period 2023-06-30
Qualis Innovations, Inc.
filed 2023-08-14
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______	Commission File Number 333-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania	19317
(Address of principal executive offices)	(Zip Code)

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

There were 8,475,950 shares of common stock $0.001 par value, issued and outstanding as of August 14, 2023.

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

The results for the period ended June 30, 2023 are not necessarily indicative of the results of operations for the full year.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$24,627	$69,858
Inventory	40,175	40,175
Deposits	54,000	54,000
Other current assets	-	92,170
Total current assets	118,802	256,203

Property and equipment, net	30,708	39,258
Total assets	$149,510	$295,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,489	$40,315
Short-term note payable	-	31,192
Other current liabilities	-	-
Total current liabilities	22,489	71,507
Total liabilities	22,489	71,507

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 8,475,950 and 8,475,950 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8,476	8,476
Additional paid-in-capital	5,463,504	3,840,765
Accumulated deficit	(5,344,959)	(3,625,287)
Total stockholders’ equity	127,021	223,954
Total liabilities and stockholders’ equity	$149,510	$295,461

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Marketing expenses	-	-	-	-
Research and development	1,500	57,585	-	45,418
Warrants issued for services, net of forfeited	-	-
Stock based compensation - related party	1,605,208	-	1,605,208	-
General and administrative	112,964	548,017	34,653	465,111
Total operating expenses	1,719,672	605,602	1,639,861	510,529
Loss from operations	(1,719,672)	(605,602)	(1,639,861)	(510,529)

Loss before income taxes	(1,719,672)	(605,602)	(1,639,861)	(510,529)
Income taxes	-	-	-	-

Net loss	$(1,719,672)	$(605,602)	$(1,639,861)	$(510,529)

Net loss per share, basic and diluted	$(0.20)	$(0.07)	$(0.19)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	8,475,950	8,239,950	8,475,950	8,239,950

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2022	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415
Warrants issued to third parties in conjunction with services	-	-	13,547	-	13,547
Warrants forfeited in conjunction with compensation - related party	-	-	(94,101)	-	(94,101)
Options issued to third parties in conjunction with services	-	-	3,792	-	3,792
Net loss	-	-	-	(95,073)	(95,073)
Balance as of March 31, 2022	8,239,950	$8,240	$3,390,185	$(2,799,845)	$598,580

Warrants issued to third parties in conjunction with services	-	-	290,276	-	290,276
Options issued to third parties in conjunction with services	-	-	3,672	-	3,672
Net loss	-	-	-	(510,529)	(510,529)
Balance as of June 30, 2022	8,239,950	$8,240	$3,684,133	$(3,310,374)	$381,999

Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	17,531	-	17,531
Warrants forfeited in conjunction with compensation - related party	-	-	-	-	-
Options issued to third parties in conjunction with services	-	-	-	-	-
Net loss	-	-	-	(79,811)	(79,811)
Balance as of March 31, 2023	8,475,950	$8,476	$3,858,296	$(3,705,098)	$161,674

Warrants issued to third parties in conjunction with services	-	-	1,605,208	-	1,605,208
Net loss	-	-	-	(1,639,861)	(1,639,861)
Balance as of June 30, 2023	8,475,950	$8,476	$5,463,504	$(5,344,959)	$127,021

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,719,672)	$(605,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,550	8,551
Warrants issued for services	1,622,739	303,823
Options issued for services	-	7,464
Warrants forfeited in conjunction with compensation - related parties	-	(94,101)
Other current assets	92,170	87,078
Accounts payable and accrued expenses	(17,826)	2,190
Other current liabilities	(31,192)	(11,400)
Net cash used in operating activities	(45,231)	(301,997)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
None		-
Net cash provided by financing activities	-	-

Net (decrease) increase in cash	(45,231)	(301,997)

Cash at beginning of period	69,858	528,284
Cash at end of period	$24,627	$226,287

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
None	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,344,959 at June 30, 2023, had working capital of $96,313 and $184,696 at June 30, 2023 and December 31, 2022, respectively, had a net loss of $1,639,861 and $1,719,672, and $510,529 and $605,602 for the three and six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $45,231 and $301,997 for the six months ended June 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and six months ended June 30, 2023 and 2022, respectively.

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

With respect to the current status of the patent, there has been no movement during the quarter ended June 30, 2023 and till date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2023, there were no financial instruments requiring fair value.

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

There were 4,943,333 and 4,943,333, and 1,218,830 and 1,250,000 dilutive securities outstanding for the three and six months ended June 30, 2023 and 2022, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		June 30,	December 31,
	Estimated Life	2023	2022

Tooling	5 years	$82,530	$82,530
Computer Equipment	3 years	1,787	1,787
Accumulated depreciation		(53,609)	(45,059)
Total		$30,708	$39,258

Depreciation expense was $4,275 and $8,550, and $4,275 and $8,551 for the three and six months ended June 30, 2023 and 2022, respectively, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 5 – SHORT TERM LOAN

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and six months ended June 30, 2023 and 2022, the Company made no payments. During the six months ended June 30, 2023, the Company cancelled the insurance policy.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at June 30, 2023 and December 31, 2022.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 8,475,950 and 8,475,950 shares are outstanding at June 30, 2023 and December 31, 2022, respectively.

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

On April 3, 2023, the Company granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Jim Holt, the Company’s acting CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately.

The following represents a summary of the warrants outstanding at June 30, 2023 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	1,098,830	$0.50	8.4	$769,181
Granted	790,000	0.82	6.5	-
Exercised	-	-	-	-
Expired/Forfeited	(398,830)	0.50	-	(538,421)
Outstanding at December 31, 2022	1,490,000	$0.50	8.4	$-
Granted	3,333,333	0.03	6.8	1,566,667
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2023	4,823,333	$0.27	6.6	$1,566,667
Exercisable at June 30, 2023	4,673,333	$0.25	6.7	$1,566,667
Expected to be vested	4,673,333	$0.25	6.7	$1,566,667

*	Based on the fair value of the Company’s stock on June 30, 2023 and December 31, 2022, respectively

Options

The following represents a summary of the options outstanding at June 30, 2023 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	120,000	$0.50	5.20	$84,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2022	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2023	120,000	$0.50	3.7	$-
Exercisable at June 30, 2023	120,000	$0.50	3.7	$-
Expected to be vested	120,000	$0.50	4.0	$-

*	Based on the fair value of the Company’s stock on June 30, 2023 and December 31, 2022, respectively

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000	300,000	698,830
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000	400,000	-
Warrants to purchase shares of common stock	3,723,333	30,000	3,723,333	-
Total potentially dilutive shares	4,943,333	1,250,000	4,943,333	1,218,830

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022

Net loss attributable to the common stockholders	$(1,719,672)	$(605,602)	$(1,639,861)	$(510,529)

Basic weighted average outstanding shares of common stock	8,475,950	8,239,950	8,475,950	8,239,950
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	8,475,950	8,239,950	8,475,950	8,239,950

Loss per share:
Basic and diluted	$(0.20)	$(0.07)	$(0.19)	$(0.06)

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2023 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2023 except for the following:

ANY????

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

Employees

As of the date of this prospectus, we have no full-time employees, one full-time contracted consultant, Jim Holt, our current chief executive officer (CEO), and two part-time contracted consultants. None of our employees is subject to a collective bargaining agreement. We believe our relations with our current employee is satisfactory.

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

Financing Transactions

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and six months ended June 30, 2023 and 2022, the Company made no payments. During the six months ended June 30, 2023, the Company cancelled the insurance policy.

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

On April 3, 2023, the Company granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Jim Holt, the Company’s acting CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2023 and 2022. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,639,861	510,529
Other income	-	-
Net loss before income taxes	$(1,639,861)	$(510,529)

Revenues

For the three months ended June 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended June 30, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,129,332, or 221.2%, to $1,639,861 for three months ended June 30, 2023 from $510,529 for the three months ended June 30, 2022 primarily due to and stock based compensation of $1,605,208, offset partially by decreases in compensation costs of $8,394, research and development costs of $45,418, insurance costs of $48,406, professional fees of $38,273, consulting fees of $309,678, and general and administration costs of $25,707. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs.

For the three months ended June 30, 2023, we had stock based compensation of $1,605,208 and general and administrative expenses of $34,653 primarily due to depreciation costs of $4,275, consulting fees of $21,550, and professional fees of $23,736, and general and administration costs of $14,908 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Income

Other expense for the three months ended June 30, 2023 and 2022 was none.

Net loss before income taxes

Net loss before income for three months ended June 30, 2023 totaled $1,639,861 primarily due to (increases/decreases) in stock based compensation, consulting fees, depreciation, insurance costs, and general and administration costs compared to a loss of $510,529 for three months ended June 30, 2022 primarily due to (increases/decreases) in research and development costs, compensation costs, professional fees, consulting fees, depreciation and amortization, and general and administration costs.

Assets and Liabilities

Assets were $149,510 as of June 30, 2023. Assets consisted primarily of cash of $24,627, inventory of $40,175, deposits of $54,000, and property and equipment of $30,708. Liabilities were $22,489 as of June 30, 2023. Liabilities consisted primarily of accounts payable and accrued expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2023 and 2022. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,719,672	605,602
Other income	-	-
Net loss before income taxes	$(1,719,672)	$(605,602)

Revenues

For the six months ended June 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the six months ended June 30, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,719,672, or 184.0%, to $1,719,672 for six months ended June 30, 2023 from $605,602 for the six months ended June 30, 2022 primarily due to and stock based compensation of $1,605,208, offset partially by decreases in compensation costs of $42,806, research and development costs of $56,085, insurance costs of $67,760, professional fees of $83,104, consulting fees of $206,844, and general and administration costs of $34,539. In March 2021, the Company hired its CEO resulting in compensation costs and stock based compensation. Effective April 15, 2022, the Company entered into a separation agreement with its CEO whereby he was terminated resulting in decreased compensation costs.

For the six months ended June 30, 2023, we had research and development costs of $1,500, stock based compensation of $1,605,208 and general and administrative expenses of $112,964 primarily due to depreciation costs of $8,550, consulting fees of $85,359, professional fees of $13,436, insurance costs of $20,492, and general and administration costs of $14,873 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Income

Other expense for the six months ended June 30, 2023 and 2022 was none.

Net loss before income taxes

Net loss before income for six months ended June 30, 2023 totaled $1,719,672 primarily due to (increases/decreases) in consulting fees, depreciation, insurance costs, and general and administration costs compared to a loss of $605,602 for three months ended June 30, 2022 primarily due to (increases/decreases) in research and development costs, compensation costs, professional fees, consulting fees, depreciation and amortization, travel costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for six months ended June 30, 2023 of $45,231 resulting from cash used in operating activities of $45,231.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net cash provided by (used in):
Operating activities	$(45,231)	$(301,997)
Investing activities	-	-
Financing activities	-	-
	$(45,231)	$(301,997)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Cash Flows from Operating Activities – For the six months ended June 30, 2023, net cash used in operations was $45,231 compared to net cash used in operations of $301,997 for the six months ended June 30, 2022. Net cash used in operations was primarily due to a net loss of $1,719,672 for the six months ended June 30, 2023 and the changes in operating assets and liabilities of $43,152, primarily due to other current assets of $92,170, offset partially by accounts payable and accrued expenses of $17,826 and other current liabilities of $31,192. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $8,550, and warrants issued for services of $1,622,739.

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

Cash Flows from Investing Activities – For the six months ended June 30, 2023 and 2022, net cash used in investing was none.

Cash Flows from Financing Activities – For six months ended June 30, 2023 and 2022, net cash provided by financing was none.

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

On April 3, 2023, the Company granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Jim Holt, the Company’s acting CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately.

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and six months ended June 30, 2023 and 2022, the Company made no payments. During the six months ended June 30, 2023, the Company cancelled the insurance policy.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,344,959 at June 30, 2023, had working capital of $96,313 and $184,696 at June 30, 2023 and December 31, 2022, respectively, had a net loss of $1,639,861 and $1,719,672 and $510,529 and $605,602 for the three and six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $45,231 and $301,997 for six months ended June 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2023), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal controls.

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

QUALIS INNOVATIONS, INC.

Dated: August 14, 2023	By:	/s/ Jim Holt
Jim Holt
Acting CEO and Chairman

