Form 10-Q
period 2023-09-30
Qualis Innovations, Inc.
filed 2023-11-20
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to______	Commission File Number 333-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania	19317
(Address of principal executive offices)	(Zip Code)

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

There were 8,475,950 shares of common stock $0.001 par value, issued and outstanding as of November 20, 2023.

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

The results for the period ended September 30, 2023 are not necessarily indicative of the results of operations for the full year.

QUALIS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$1,331	$69,858
Inventory	40,175	40,175
Deposits	54,000	54,000
Other current assets	-	92,170
Total current assets	95,506	256,203

Property and equipment, net	26,432	39,258
Total assets	$121,938	$295,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,489	$40,315
Short-term note payable	-	31,192
Total current liabilities	23,489	71,507
Total liabilities	23,489	71,507

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 8,475,950 and 8,475,950 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8,476	8,476
Additional paid-in-capital	5,463,504	3,840,765
Accumulated deficit	(5,373,531)	(3,625,287)
Total stockholders’ equity	98,449	223,954
Total liabilities and stockholders’ equity	$121,938	$295,461

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Research and development	1,500	53,260	-	-
Stock based compensation - related party	1,622,739	-	-	-
General and administrative	124,005	679,001	28,572	126,659
Total operating expenses	1,748,244	732,261	28,572	126,659
Loss from operations	(1,748,244)	(732,261)	(28,572)	(126,659)

Loss before income taxes	(1,748,244)	(732,261)	(28,572)	(126,659)
Income taxes	-	-	-	-

Net loss	$(1,748,244)	$(732,261)	$(28,572)	$(126,659)

Net loss per share, basic and diluted	$(0.21)	$(0.09)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	8,475,950	8,286,104	8,475,950	8,376,907

See accompanying notes to unaudited condensed consolidated financial statements.

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2022	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415
Warrants issued to third parties in conjunction with services	-	-	13,547	-	13,547
Warrants forfeited in conjunction with compensation - related party	-	-	(94,101)	-	(94,101)
Options issued to third parties in conjunction with services	-	-	3,792	-	3,792
Net loss	-	-	-	(95,073)	(95,073)
Balance as of March 31, 2022	8,239,950	$8,240	$3,390,185	$(2,799,845)	$598,580

Warrants issued to third parties in conjunction with services	-	-	290,276	-	290,276
Options issued to third parties in conjunction with services	-	-	3,672	-	3,672
Net loss	-	-	-	(510,529)	(510,529)
Balance as of June 30, 2022	8,239,950	$8,240	$3,684,133	$(3,310,374)	$381,999

Issuance of common stock for cash	200,000	200	99,800	-	100,000
Warrants issued to third parties in conjunction with services	-	-	15,149	-	15,149
Options issued to third parties in conjunction with services	-	-	667	-	667
Net loss	-	-	-	(126,659)	(126,659)
Balance as of September 30, 2022	8,439,950	$8,440	$3,799,749	$(3,437,033)	$371,156

Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	17,531	-	17,531
Net loss	-	-	-	(79,811)	(79,811)
Balance as of March 31, 2023	8,475,950	$8,476	$3,858,296	$(3,705,098)	$161,674

Warrants issued to third parties in conjunction with services	-	-	1,605,208	-	1,605,208
Net loss	-	-	-	(1,639,861)	(1,639,861)
Balance as of June 30, 2023	8,475,950	$8,476	$5,463,504	$(5,344,959)	$127,021

Net loss	-	-	-	(28,572)	(28,572)
Balance as of September 30, 2023	8,475,950	$8,476	$5,463,504	$(5,373,531)	$98,449

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,748,244)	$(732,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,826	12,826
Warrants issued for services	1,622,739	318,972
Options issued for services	-	8,131
Warrants forfeited in conjunction with compensation - related parties	-	(94,101)
Changes in operating assets and liabilities:
Other current assets	92,170	40,090
Accounts payable and accrued expenses	(16,826)	1,411
Other current liabilities	(31,192)	(11,400)
Net cash used in operating activities	(68,527)	(456,332)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	-	100,000
Net cash provided by financing activities	-	100,000

Net (decrease) increase in cash	(68,527)	(356,332)

Cash at beginning of period	69,858	528,284
Cash at end of period	$1,331	$171,952

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Insurance policy financed by short-term note payable	$-	$62,384

See accompanying notes to unaudited condensed consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,373,531 at September 30, 2023, had working capital of $72,017 and $184,696 at September 30, 2023 and December 31, 2022, respectively, had a net loss of $28,572 and $1,748,244, and $126,659 and $732,261 for the three and nine months ended September 30, 2023 and 2022, respectively, and net cash used in operating activities of $68,527 and $456,332 for the nine months ended September 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and nine months ended September 30, 2023 and 2022, respectively.

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

With respect to the current status of the patent, there has been no movement during the quarter ended September 30, 2023 and till date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2023, there were no financial instruments requiring fair value.

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

There were 4,943,333 and 4,943,333, and 1,218,830 and 1,250,000 dilutive securities outstanding for the three and nine months ended September 30, 2023 and 2022, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	September 30, 2023	December 31, 2022

Tooling	5 years	$82,530	$82,530
Computer Equipment	3 years	1,787	1,787
Accumulated depreciation		(57,885)	(45,059)
Total		$26,432	$39,258

Depreciation expense was $4,275 and $12,826, and $4,275 and $12,826 for the three and nine months ended September 30, 2023 and 2022, respectively, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 5 – SHORT TERM LOAN

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and nine months ended September 30, 2023 and 2022, the Company made no payments. During the nine months ended September 30, 2023, the Company cancelled the insurance policy.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at September 30, 2023 and December 31, 2022.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 8,475,950 and 8,475,950 shares are outstanding at September 30, 2023 and December 31, 2022, respectively.

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

On April 3, 2023, the Company granted 3,333,333 shares warrants to purchase 3,333,333 of the Company’s common stock to Jim Holt, the Company’s previous CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately.

The following represents a summary of the warrants outstanding at September 30, 2023 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	1,098,830	$0.50	8.4	$769,181
Granted	790,000	0.82	6.5	-
Exercised	-	-	-	-
Expired/Forfeited	(398,830)	0.50	-	(538,421)
Outstanding at December 31, 2022	1,490,000	$0.50	8.4	$-
Granted	3,333,333	0.03	6.3	1,849,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2023	4,823,333	$0.27	6.3	$1,849,000
Exercisable at September 30, 2023	4,823,333	$0.27	6.3	$1,849,000
Expected to be vested	4,823,333	$0.27	6.3	$-

*	Based on the fair value of the Company’s stock on September 30, 2023 and December 31, 2022, respectively

Options

The following represents a summary of the options outstanding at September 30, 2023 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	120,000	$0.50	5.20	$84,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2022	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2023	120,000	$0.50	3.5	$8,400
Exercisable at September 30, 2023	120,000	$0.50	3.5	$8,400
Expected to be vested	120,000	$0.50	3.5	$-

*	Based on the fair value of the Company’s stock on September 30, 2023 and December 31, 2022, respectively

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000	300,000	698,830
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000	400,000	-
Warrants to purchase shares of common stock	3,723,333	30,000	3,723,333	-
Total potentially dilutive shares	4,943,333	1,250,000	4,943,333	1,218,830

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022

Net loss attributable to the common stockholders	$(1,748,244)	$(732,261)	$(28,572)	$(126,659)

Basic weighted average outstanding shares of common stock	8,475,950	8,286,104	8,475,950	8,376,907
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	8,475,950	8,286,104	8,475,950	8,376,907

Loss per share:
Basic and diluted	$(0.21)	$(0.09)	$(0.00)	$(0.02)

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2023 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2023 except for the following:

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

Employees

As of the date of this prospectus, we have no full-time employees, and two part-time contracted consultants. None of our employees is subject to a collective bargaining agreement. We believe our relations with our current employee is satisfactory.

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

Board of Directors Resolutions

On April 28, 2023, by unanimous written consent, the Company’s Board of Directors granted 3,333,333 warrants to purchase 3,333,333 shares of the Company’s common stock to Mr. Jim Holt, the Company’s previous CEO and Director as compensation. The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

Financing Transactions

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and nine months ended September 30, 2023 and 2022, the Company made no payments. During the nine months ended September 30, 2023, the Company cancelled the insurance policy.

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

On April 3, 2023, the Company granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Jim Holt, the Company’s previous CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2023 and 2022. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	28,572	126,659
Other expense	-	-
Net loss before income taxes	$(28,572)	$(126,659)

Revenues

For the three months ended September 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended September 30, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses decreased by $98,087, or 77.4%, to $28,572 for three months ended September 30, 2023 from $126,659 for the three months ended September 30, 2022 primarily due to decreases in compensation costs of $275, insurance costs of $23,872, professional fees of $18,792, consulting fees of $51,243, travel costs of $1,914, and general and administration costs of $1,991 as a result of reorganizing our administrative infrastructure.

For the three months ended September 30, 2023, we had general and administrative expenses of $28,572 primarily due to depreciation costs of $4,275, consulting fees of $14,250, professional fees of $8,991, and general and administration costs of $1,056 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Income

Other expense for the three months ended September 30, 2023 and 2022 was none.

Net loss before income taxes

Net loss before income for three months ended September 30, 2023 totaled $28,572 primarily due to (increases/decreases) in consulting fees, depreciation, professional fees, and general and administration costs compared to a loss of $126,659 for three months ended September 30, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, depreciation, insurance costs, and general and administration costs.

Assets and Liabilities

Assets were $121,938 as of September 30, 2023. Assets consisted primarily of cash of $1,331, inventory of $40,175, deposits of $54,000, and property and equipment of $26,432. Liabilities were $23,489 as of September 30, 2023. Liabilities consisted primarily of accounts payable and accrued expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2023 and 2022. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	1,728,244	732,261
Other income	-	-
Net loss before income taxes	$(1,728,244)	$(732,261)

Revenues

For the nine months ended September 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses increased by $1,034,941, or 141.3%, to $1,748,244 for nine months ended September 30, 2023 from $732,261 for the nine months ended September 30, 2022 primarily due to increases stock based compensation of $1,622,739, offset partially by decreases in research and development costs of $51,760 and general and administrative expenses of $554,996 primarily due to decreases in compensation costs of $43,082, insurance costs of $114,885, professional fees of $101,895, consulting fees of $275,619, travel costs of $2,146, and general and administration costs of $17,369 as a result of reorganizing our administrative infrastructure.

For the nine months ended September 30, 2023, we had research and development costs of $1,500, stock based compensation of $1,622,739 and general and administrative expenses of $124,005 primarily due to depreciation costs of $12,825, consulting fees of $82,078, professional fees of $22,427, insurance costs of $1,564, and general and administration costs of $5,111 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Income

Other expense for the nine months ended September 30, 2023 and 2022 was none.

Net loss before income taxes

Net loss before income for nine months ended September 30, 2023 totaled $1,748,244 primarily due to (increases/decreases) in stock based compensation, consulting fees, professional fees, research and development costs, depreciation, insurance costs, and general and administration costs compared to a loss of $732,261 for three months ended September 30, 2022 primarily due to (increases/decreases) in research and development costs, compensation costs, professional fees, consulting fees, depreciation, insurance, travel costs, and general and administration costs.

Liquidity and Capital Resources

General – Overall, we had a decrease in cash flows for nine months ended September 30, 2023 of $68,527 resulting from cash used in operating activities of $68,527.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net cash provided by (used in):
Operating activities	$(68,527)	$(456,332)
Investing activities	-	-
Financing activities	-	100,000
	$(45,231)	$(356,332)

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Cash Flows from Operating Activities – For the nine months ended September 30, 2023, net cash used in operations was $68,527 compared to net cash used in operations of $456,332 for the nine months ended September 30, 2022. Net cash used in operations was primarily due to a net loss of $1,748,244 for the nine months ended September 30, 2023 and the changes in operating assets and liabilities of $75,344, primarily due to other current assets of $92,170, offset partially by accounts payable and accrued expenses of $16,826. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $12,826, and warrants issued for services of $1,622,739.

Net cash used in operations was primarily due to a net loss of $732,261 for the nine months ended September 30, 2022 and the changes in operating assets and liabilities of $30,101, primarily due to short-term notes payable of $62,384 and accounts payable and accrued expenses of $1,411, offset partially by other current liabilities of $11,400 and other current assets of $22,294. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $12,826, warrants issued for services of $318,972, options issued for services of $8,131, and warrants forfeited in conjunction with compensation – related parties of $94,101.

Cash Flows from Investing Activities – For the nine months ended September 30, 2023 and 2022, net cash used in investing was none.

Cash Flows from Financing Activities – For nine months ended September 30, 2023, net cash provided by financing was none. For nine months ended September 30, 2022, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash.

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

Board of Directors Resolutions

On April 28, 2023, by unanimous written consent, the Company’s Board of Directors granted 3,333,333 warrants to purchase 3,333,333 shares of the Company’s common stock to Mr. Jim Holt, the Company’s previous CEO and Director as compensation. The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date.

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

On April 3, 2023, the Company granted 3,333,333 warrants to purchase 3,333,333 shares of the Company’s common stock to Jim Holt, the Company’s previous CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately.

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the three and nine months ended September 30, 2023 and 2022, the Company made no payments. During the nine months ended September 30, 2023, the Company cancelled the insurance policy.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,373,531 at September 30, 2023, had working capital of $72,017 and $184,696 at September 30, 2023 and December 31, 2022, respectively, had a net loss of $28,572 and $1,728,244 and $126,659 and $732,261 for the three and nine months ended September 30, 2023 and 2022, respectively, and net cash used in operating activities of $68,527 and $456,332 for nine months ended September 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (September 30, 2023), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal controls.

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

QUALIS INNOVATIONS, INC.

Dated: November 20, 2023	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

