Form 10-K
period 2023-12-31
Qualis Innovations, Inc.
filed 2024-04-11
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6898 S. University Blvd., Suite 100, Centennial, CO	80122
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $1,915,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 11, 2024, there were 20,439,950 shares of common stock outstanding.

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

In July 2019, John Ballard and Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 the Company changed its name to mPathix Health Inc. Presently, John Ballard is the Chief Financial Officer and Charles Achoa does not participate in any management or board position.

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Qualis. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s previous acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company. On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Qualis in conjunction with the reverse acquisition for a net book value of $0.

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

Presently, the Company is in the process of preparing the documents necessary to submit an application to the FDA for clearance of our planned device. We plan on also filing a provisional patent for the changes and new development of our device over our previous licensed device from LCMD, The Company has an accumulated deficit of $4,430,308. It is anticipated that the total expected financial outlay to complete the development and FDA application is approximately $250,000, combined with operating expenses the Company may not be able to have enough cash flow to support the Company’s daily operations resulting in an opinion by the auditors of the Company continuing as a going concern.

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

Overview

Qualis Innovations, Inc. (hereinafter the “Company,” “We,” “Qualis”) was incorporated in the state of Nevada on March 23, 2006. On June 28, 2021, the Company entered into a Share Exchange Agreement by and among mPathix Health, Inc. (formerly known as EMF Medical Devices, Inc.), a Delaware corporation (“mPathix”), pursuant to which mPathix was acquired by the Company. Qualis is now the holding company under which mPathix operates. mPathix is a clinical stage company focused on the development, production, and distribution of pain management and other central nervous system (CNS) based solutions.

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

Our product is expected to primarily compete with manufacturers who develop and market alternative devices utilizing vastly different technology. There are many other companies, both public and private, that service the same markets as we do, all of which compete to some degree with our company. This includes medical device companies, drug companies and other companies and industries addressing the pain treatment market. These organizations are also expected to compete with us for acquisitions, joint ventures, or other collaborations and to attract qualified personnel. In addition, as current or new products gain market acceptance, we may experience increased competition for our product, and we may not be able to compete effectively. Failure to effectively compete could adversely affect our market share, financial condition, and growth prospects.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.
●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties

The Company has an office located at 6898 S. University Blvd., Suite 100, Centennial, Colorado 80122 with telephone number: (484) 483-2134. As of the date of this filing, the Company does not have any physical property other than its prototype medical device equipment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “QLIS.” We were listed on May 23, 2016. There are 20,439,950 shares outstanding as of April 11, 2024.

(b) Transfer Agent

The transfer agent and registrar for our common stock is Securities Stock Transfer Corporation located at 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093 telephone number (469) 633-0088.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2023 was 150.

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

Recent Sales of Unregistered Securities

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

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

OVERVIEW:

Historical Development

Our Company

Qualis Innovations Inc. (hereinafter the “Company,” “We,” “Qualis”) was incorporated in the State of Nevada on March 23, 2006. On June 28, 2021, the Company entered into a Share Exchange Agreement by and among mPathix Health, Inc. (formerly known as EMF Medical Devices, Inc.), a Delaware corporation (“mPathix”), pursuant to which mPathix was acquired by the Company. Qualis is now the holding company under which mPathix operates. mPathix is a clinical stage company focused on the development, production, and distribution of pain management and other central nervous system (CNS) based solutions.

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

Impairment of Assets

In the 4th quarter of 2023, the Company determined that the third party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 and is classified in other expenses in the consolidated Statements of Operations.

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,102 and $0 under short term note payable in the accompanying Balance Sheets at December 31, 2023 and 2022, respectively. The Company received advances of $9,102 and $0 and no repayments for the years ended December 31, 2023 and 2022. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the years ended December 31, 2023 and 2022, the Company made repayments of $18,456 and $59,033. In February 2023, the Company cancelled the insurance policy.

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

Stock Based Compensation

Employment Agreement

On March 1, 2021, Mr. Ahmet Demir Bingol, the Company’s CEO entered into an Employment Agreement with the Company, with an effective date of March 16, 2021, in which he receives an annual base salary of $250,000, plus bonus compensation not to exceed 80% of base salary. In addition, Mr. Bingol was granted 698,830 warrants to purchase 698,830 of the Company’s common stock, valued at $165,378 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of ten at $0.50 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. Mr. Bingol’s employment also provides for medical insurance, disability benefits and one year of severance pay if his employment is terminated without cause or due to a change in control. Mr. Bingol’s compensation was approved by the Company’s Board of Directors on March 1, 2021.

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the year ended December 31, 2022.

Consulting Agreement

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work has been placed on hold and the cost of the contract is $77,850.

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered. In 2023, the Agreement was mutually cancelled with no consulting fees paid and the 36,000 common shares cancelled.

Common Stock

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered. In 2023, the Agreement was mutually cancelled with no consulting fees paid and the 36,000 common shares cancelled.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the year ended December 31, 2022.

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

On April 3, 2023, the Company granted 3,333,333 warrants to purchase 3,333,333 of the Company’s common stock to Jim Holt, the Company’s previous CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately. On December 13, 2023, Mr. Holt, entered into a cancellation agreement whereby a total of 100,000 warrants, valued at $45,763 (based on the Black Scholes valuation model on the date of grant) have vested with the remaining 3,233,333 warrants cancelled. The warrants are exercisable for a period of three years at $0.03 per share in whole or in part and vest immediately.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following discussion represents a comparison of our results of operations for the years ended December 31, 2023 and 2022. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	230,241	920,515
Other expense	574,780	-
Net loss before income taxes	$(805,021)	$(920,515)

Revenues

For the years ended December 31, 2023 and 2022, we had no revenues.

Cost of Sales

For the years ended December 31, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses decreased by $690,274, or 75.0%, to $230,241 for year ended December 31, 2023 from $920,515 for the year ended December 31, 2022 primarily due to a decrease in stock based compensation of $171,812, compensation costs of $43,288, research and development costs of $74,860, consulting fees of $102,833, professional fees of $133,790, travel costs of $1,661, insurance costs of $123,935, and general and administration costs of $38,095 as a result of reorganizing our administrative infrastructure.

For the year ended December 31, 2023, we had research and development costs of $1,500, stock based compensation of $76,111, and general and administrative expenses of $152,630 primarily due to professional fees of $32,203, depreciation costs of $17,250, consulting fees of $85,061, insurance costs of $20,492, and general and administration costs of $(2,376) as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the year ended December 31, 2022, we had research and development costs of $76,360 and general and administrative expenses of $844,155 primarily due to professional fees of $165,993, compensation costs of $43,288, depreciation costs of $17,102, consulting fees of $187,894, insurance costs of $144,427, travel costs of $1,686, stock-based compensation of $247,923, and general and administration costs of $35,842.

Other Expense

Other expense for the year ended December 31, 2023 of $574,780 is comprised of impairment of assets of $76,008, inventory adjustment of $40,175, and settlement of dispute of $500,000, offset partially by a gain on settlement of shares for services of $18,000 and other income of $23,403. Other expense for the year ended December 31, 2022 was none.

Net loss before income taxes

Net loss before income for year ended December 31, 2023 totaled $805,021 primarily due to (increases/decreases) in professional fees, consulting fees, stock based compensation, depreciation, insurance costs, research and development costs, and general and administration costs compared to a loss of $920,515 for year ended December 31, 2022 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, depreciation, insurance costs, research and development costs, and general and administration costs.

Assets and Liabilities

Assets were $2,431 as of December 31, 2023. Assets consisted primarily of cash of $2,431. Liabilities were $525,387 as of December 31, 2023. Liabilities consisted primarily of accounts payable and accrued expenses of $16,285, short-term note payable of $9,102, and short term – share settlement of $500,000.

In the 4th quarter of 2023, the Company determined that the third party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 and is classified in other expenses in the consolidated Statements of Operations.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,430,308 at December 31, 2023, had working capital deficit of $522,956 at December 31, 2023, had net losses of $805,021 and $920,515 for the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $76,529 and $558,426 for the years ended December 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows for years ended December 31, 2023 of $67,427 resulting from cash used in operating activities of $76,529, offset partially by cash provided by financing activities of $9,102.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Net cash provided by (used in):
Operating activities	$(76,529)	$(558,426)
Investing activities	-	-
Financing activities	9,102	100,000
	$(67,427)	$(458,426)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Cash Flows from Operating Activities – For the year ended December 31, 2023, net cash used in operations was $76,529 compared to net cash used in operations of $558,426 for the year ended December 31, 2022. Net cash used in operations was primarily due to a net loss of $805,021 for the year ended December 31, 2023 and the changes in operating assets and liabilities of $59,123, primarily due to other current assets of $92,170 and inventory of $40,175, offset partially by short-term notes payable of $31,192 and accounts payable and accrued expenses of $42,030. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $17,250, impairment of assets of $76,008, issuance of common stock in settlement of dispute of $500,000, warrants issued for services of $30,348, and stock-based compensation – related party of $45,763.

Net cash used in operations was primarily due to a net loss of $920,515 for the year ended December 31, 2022 and the changes in operating assets and liabilities of $70,933, primarily due to other current assets of $8,974, inventory of $20,100, short-term notes payable of $31,192, and accounts payable and accrued expenses of $22,067, offset partially by other current liabilities of $11,400. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $17,102, warrants issued for services of $342,024, options issued for services of $8,131, issuance of common stock for services of $18,000, and warrants forfeited in conjunction with compensation – related parties of $94,101.

Cash Flows from Investing Activities – For the years ended December 31, 2023 and 2022, net cash used in investing was none.

Cash Flows from Financing Activities – For years ended December 31, 2023, net cash provided by financing was $9,102 due to advance from shareholder. For year ended December 31, 2022, cash flows provided by financing activities was $100,000 due to proceeds from issuance of common stock for cash.

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

Board of Directors Resolutions

On April 3, 2023, by unanimous written consent, the Company’s Board of Directors granted 3,333,333 warrants to purchase 3,333,333 shares of the Company’s common stock to Mr. Jim Holt, the Company’s previous CEO and Director as compensation. The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part, as either a cash exercise or as a cashless exercise, and fully vest at grant date. On December 13, 2023, Mr. Holt, entered into a cancellation agreement whereby a total of 100,000 warrants, valued at $45,763 (based on the Black Scholes valuation model on the date of grant) have vested with the remaining 3,233,333 warrants cancelled. The warrants are exercisable for a period of three years at $0.03 per share in whole or in part and vest immediately.

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

On February 24, 2022, Mr. Bingol, the Company’s previous CEO, entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the year ended December 31, 2022.

Consulting Agreement

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work is expected to be completed by the end of September 2022 and the cost of the contract is $77,850.

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered. In 2023, the Agreement was mutually cancelled with no consulting fees paid and the 36,000 common shares cancelled.

Common Stock

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered. In 2023, the Agreement was mutually cancelled with no consulting fees paid and the 36,000 common shares cancelled.

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the year ended December 31, 2022.

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

On April 3, 2023, the Company granted 3,333,333 warrants to purchase 3,333,333 shares of the Company’s common stock to Jim Holt, the Company’s previous CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately. On December 13, 2023, Mr. Holt, entered into a cancellation agreement whereby a total of 100,000 warrants, valued at $45,763 (based on the Black Scholes valuation model on the date of grant) have vested with the remaining 3,233,333 warrants cancelled. The warrants are exercisable for a period of three years at $0.03 per share in whole or in part and vest immediately.

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the years ended December 31, 2023 and 2022, the Company made repayments of $18,456 and $59,033. In February 2023, the Company cancelled the insurance policy.

Impairment of Assets

In the 4th quarter of 2023, the Company determined that the third party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 and is classified in other expenses in the consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (March 31, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Name	Age	Position	Director Since
Patrick Adams (1)	63	Acting CEO and Chairman of the Board	November 2023
Ulderico Conte (6)	54	Director of Acquisitions and Board Member	November 2023
Jim Holt (2)	66	Board Member	June 2021
Robert Bilkovski, MD	45	Chief Scientific Officer	July 2021
Madding King III (5)	44	Board Member	June 2021
Dr. Joseph V. Pergolizzi, Jr (3)	52	Acting CEO and Chairman of the Board	October 2021
John Ballard (4)	62	Chief Financial Officer and board member	August 2019

(1)	Mr. Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023.
(2)	Mr. Holt resigned from all positions in the Company on August 16, 2023.
(3)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(4)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(5)	Mr. King resigned from all positions in the Company on November 15, 2022.
(6)	Mr. Conte was appointed Director of Acquisitions and Board Member on November 17, 2023

Patrick Adams – Mr. Adams is the Acting CEO and Chairman of the Board for Qualis. Mr. Adams has been an executive in the financial services industry for over 38 years. Since 2008, Mr. Adams has been the CEO of PVG Asset Management Corporation.

The Company believes that Mr. Adams is qualified to serve as a director due to his experience in the capital markets and/or the medical field and his general business experience and knowledge.

Ulderico Conte – Mr. Conte has been in the financial services sector for over 30 years and most recently, since 2017 he is the owner and CEO of CM Capital Partners, a wealth management firm. He was head of Capital markets for Aeon Capital Inc from 2018 until 2022, and then Managing Director of Investment Banking for CIM Securities LLC since September of 2022.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2023, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

Summary Compensation Table

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mr. Patrick Adams.(10)	2023	$-	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board	2022	$-	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-	$-

Dr. Joseph V. Pergolizzi, Jr.(8)	2023	$-	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board	2022	$-	$-	$-	$290,276	$-	$290,276
	2021	$-	$-	$-	$109,512	$-	$109,512

John Ballard(9)	2023	$-	$-	$-	$-	$-	$-
CFO & Director	2022	$-	$-	$-	$-	$120,000	$120,000
	2021	$-	$-	$130,000	$-	$115,000	$245,000

Demir Bingol(6)	2023	$-	$-	$-	$-	$-	$-
President	2022	$-	$-	$-	$-	$-	$-
	2021	$210,562	$-	$-	$166,141	$-	$376,703

Robert Bilkovski, MD	2023	$-	$-	$-	$-	$-	$-
Chief Scientific Officer	2022	$-	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$9,161	$-	$9,161

Austin Adams(7)	2023	$-	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-	$-
	20211	$-	$-	$50,000	$-	$-	$50,000

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Bingol was initially appointed Chairman of the Board and Chief Executive Officer in March 2021. His modified employment agreement on October 1, 2021, changed his position from CEO to President. On February 24, 2022, Mr. Bingol entered into a separation agreement whereby his employment was terminated effective April 15, 2022. He received no severance payment in connection with that termination, and there were no disagreements between him and the Company. A total of 300,000 warrants issued to Mr. Bingol have vested, with the remaining 398,830 unvested warrants expiring.
(7)	Mr. Austin Adams’s position as sole officer and director of the Company was terminated on June 29, 2021.
(8)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(9)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(10)	Mr. Patrick Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023

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

Outstanding Equity Awards

Our directors and officers do not have any unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(3)	(4)	(5)	($)

Mr. Patrick Adams	2023	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board (10)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Ulderico Conte	2023	$-	$-	$-	$-	$-
Director of Acquisitions and Board Member (11)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Dr. Joseph V. Pergolizzi, Jr.	2023	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board (6), (7)	2022	$-	$-	$290,276	$-	$290,276
	2021	$-	$-	$109,512	$-	$109,512

John Ballard	2023	$-	$-	$-	$-	$-
CFO and Director (6), (8)	2022	$-	$-	$-	$120,000	$120,000
	2021	$-	$130,000	$-	$115,000	$245,000

Madding King	2023	$-	$-	$-	$-	$-
Director (6), (9)	2022	$-	$-	$-	$-	$-
	2021	$-	$5,000	$-	$-	$5,000

Jim Holt	2023	$-	$-	$45,736	$-	$45,763
Director (6)	2022	$-	$-	$-	$-	$-
	2021	$-	$5,000	$-	$-	$5,000

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Holt was appointed as a member of the Company’s Board of Directors on June 29, 2021 and resigned from all positions in the Company on August 16, 2023.
(7)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(8)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(9)	Mr. King resigned from all positions in the Company on November 15, 2022.
(10)	Mr. Patrick Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023.
(11)	Mr. Ulderico Conte was appointed Director of Acquisitions and Board member on November 17, 2023.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2023:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 11, 2024, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,439,950 shares of our common stock issued and outstanding as of April 11, 2024. We do not have any other outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days. Unless otherwise indicated, the address of each person listed below is in care of Qualis Innovations, Inc., 225 Wilmington West Chester Pike, Suite 200 #145, Chadds Ford, Pennsylvania.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Hill Blalock Jr.	Common Stock	7,221,045	35.3%
Jim Holt (1)	Common Stock	1,913,955	9.4%
Sharon Adams (2)	Common Stock	1,132,689	5.5%
Austin Adams (3)	Common Stock	600,000	2.9%
John Ballard (4)	Common Stock	424,500	2.1%
Dr. Joseph Pergolizzi (5)	Common Stock	650,000	3.2%
Madding King (6)	Common Stock	35,000	-%
All Officers and Directors as a Group	Common Stock	9,732,689	47.5%

(1) Jim Holt currently serves as the sole officer and director of Life Care Medical Devices Limited and is the previous CEO of Qualis Innovations, Inc. Mr. Holt is deemed to be the beneficial owner of 1,878,955 shares held in the name of Life Care Medical Devices Limited. Mr. Holt resigned from all positions in the Company on August 16, 2023.

(2) Ms. Sharon Adams is deemed to be the beneficial owner of 1,132,689 shares held in the name of Echo Resources LLP. Ms. Adams is the mother of Austin Adams, the former sole officer and director of Qualis Innovations, Inc.

(3) Mr. Austin Adams is deemed to be the beneficial owner of 450,000 shares held in the name of Cynergy Brookline Healthcare Fund, LLC, and 150,000 shares held in the name of Cynergy Healthcare Investors Emerging Bridge LLC. Mr. Adams is a former officer and director of Qualis Innovations, Inc.

(4) John Ballard is the previous CFO and Director of the Company. Mr. Ballard resigned from all positions in the Company on January 7, 2023.

(5) Dr. Joseph Pergolizzi, our acting CEO and Chairman of the Board of Directors, is deemed to be the beneficial owner of 250,000 shares held in the name of the CreoMed Inc. Dr. Joseph Pergolizzi is sole officer and director of CreoMed Inc. CreoMed Inc. also has 400,000 warrants to purchase common stock exercisable at $0.50 per share for ten years. Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.

(6) Madding King, a director of Qualis Innovations, Inc. is deemed to be the beneficial owner of the shares held in the name of Brookline Special Situations Fund LLC, where he is an officer and director. Mr. King resigned from all positions in the Company on November 15, 2022.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2023 and 2022 and changes during the years then ended:

2023 and 2022
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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal period for the audit of our annual consolidated financial statements and services normally provided by the independent registered public accounting firm for this fiscal period were as follows:

	FY 2023	FY 2022
Audit Fees - Paris, Kreit & Chiu LLP (formerly Benjamin & Ko)	$-	$59,805
Audit Fees - Victor Mokuolu CPA PLLC	25,500	17,000-
Total Fees	$25,500	$76,805

In the above table, “audit fees” are fees billed by our external auditor for services provided in auditing our annual consolidated financial statements for the subject year. All of the services described above were approved in advance by the Board of Directors or the Company’s Audit Committee.

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

QUALIS INNOVATIONS, INC.

Dated: April 11, 2024	By:	/s Patrick Adams
Patrick Adams
Acting CEO and Chairman

QUALIS INNOVATIONS, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Qualis Innovations Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Qualis Innovations Inc. (the “Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023, and December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, had a working capital deficit of $522,956 as of December 31, 2023, and had accumulated deficit of $4,430,308 and $3,625,287 as of December 31, 2023 and December 31, 2022 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock based compensation - warrants Issued for Services

During the year ended December 31, 2023, the Company recognized $45,763 in expenses related to warrants issued for services. As discussed in Note 6 and 9 to the consolidated financial statements, the Company has issued 100,000 warrants to former management, with total outstanding warrants of 1,590,000 as of December 31, 2023. Warrants issued for services were recorded at their fair value on their measurement dates based upon the Black-Scholes options pricing model. Our audit procedures to evaluate the appropriateness and accuracy of the accounting and fair value determined by management included reviewing the agreements supporting the issuances as well as independently recomputing the valuations made by Management.

We have served as the Company’s auditor since 2023.

Houston, Texas

April 11, 2024 PCAOB ID: 6771

QUALIS INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$2,431	$69,858
Inventory	-	40,175
Deposits	-	54,000
Other current assets	-	92,170
Total current assets	2,431	256,203

Property and equipment, net	-	39,258
Total assets	$2,431	$295,461

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,285	$40,315
Short-term – share settlement	500,000	-
Short-term note payable	9,102	31,192
Total current liabilities	525,387	71,507
Total liabilities	525,387	71,507

Stockholders’(deficit) equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 8,439,950 and 8,475,950 shares issued and outstanding at December 31, 2023 and 2022, respectively	8,440	8,476
Additional paid-in-capital	3,898,912	3,840,765
Accumulated deficit	(4,430,308)	(3,625,287)
Total stockholders’ (deficit) equity	(522,956)	223,954
Total liabilities and stockholders’ (deficit) equity	$2,431	$295,461

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Net revenue	$-	$-

Gross Profit	$-	-

Operating expenses:
Research and development	1,500	76,360
Warrants issued for services	30,348	342,024
Stock based compensation - related party	45,763	(94,101)
General and administrative	152,630	596,232
Total operating expenses	230,241	920,515
Loss from operations	(230,241)	(920,515)

Operating (income) expenses:
Settlement of dispute	500,000	-
Impairment of assets	76,008	-
Inventory adjustment	40,175	-
Gain on cancellation of shares for services	(18,000)	-
Other income	(23,403)	-
Total other expenses	574,780	-

Loss before income taxes	(805,021)	(920,515)
Income taxes	-	-

Net loss	$(805,021)	$(920,515)

Net loss per share, basic and diluted	$(0.09)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	8,475,950	8,333,660

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2022	8,239,950	$8,240	$3,466,947	$(2,704,772)	$770,415
Warrants issued to third parties in conjunction with services	-	-	342,024	-	342,024
Stock based compensation - related party	-	-	(94,101)	-	(94,101)
Options issued to third parties in conjunction with services	-	-	8,131	-	8,131
Issuance of common stock for cash	200,000	200	99,800	-	100,000
Issuance of common stock for services	36,000	36	17,964	-	18,000
Net loss	-	-	-	(920,515)	(920,515)
Balance as of December 31, 2022	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954

Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	30,348	-	30,348
Stock based compensation - related party	-	-	45,763	-	45,763
Cancellation of common stock for services	(36,000)	(36)	(17,964)		(18,000)
Net loss	-	-	-	(805,021)	(805,021)
Balance as of December 31, 2023	8,439,950	$8,440	$3,897,485	$(4,430,308)	$(522,956)

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(805,021)	$(920,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,250	17,102
Impairment of assets	76,008	-
Warrants issued for services	30,348	342,024
Options issued for services	-	8,131
Stock based compensation - related parties	45,763	(94,101)
Issuance of common stock for services	-	18,000
Issuance of common stock in settlement of dispute	500,000	-
Changes in operating assets and liabilities:
Inventory	40,175	20,100
Other current assets	92,170	8,974
Accounts payable and accrued expenses	(42,030)	22,067
Short-term note payable	(31,192)	31,192
Other current liabilities	-	(11,400)
Net cash used in operating activities	(76,529)	(558,426)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advance from shareholder	9,102	-
Issuance of common stock for cash	-	100,000
Net cash provided by financing activities	9,102	100,000

Net (decrease) increase in cash	(67,427)	(458,426)

Cash at beginning of period	69,858	528,284
Cash at end of period	$2,431	$69,858

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Insurance policy financed by short-term note payable	$-	$62,384

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

In July, 2019, John Ballard and Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 the Company changed its name to mPathix Health Inc. John Ballard is the Company’s previous Chief Financial Officer and Charles Achoa does not participate in any management or board position.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,430,308 at December 31, 2023, had a working capital deficit of $522,956 and working capital of $184,696 at December 31, 2023 and December 31, 2022, respectively, had a net loss of $805,021 and $920,515 for years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $76,529 and $558,426 or years ended December 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the year ended December 31, 2023, the accompanying consolidated financial statements includes a change in accounting estimate of accrued expenses that resulted in a $41,403 reduction in expenses from operations comprised of accounts payable of $23,403, common stock of $36, and additional paid in capital of $17,964 (due to the cancellation of 36,000 common shares). The Financial Accounting Standards Board’s, ASC 250-10-45-17 requires specific financial statement disclosures to include the effect on income from operations, net income, and any related per-share amounts.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the years ended December 31, 2023 and 2022, respectively.

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

With respect to the current status of the patent, there has been no movement during the period ended December 31, 2023 and to date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone, which they expect to be completed later in fiscal 2023.

General and Administrative Expenses

General and administrative expenses consisted of professional service fees, and other general and administrative overhead costs. Expenses are recognized when incurred.

Inventories

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method or average cost method. Net realizable value is estimated based on current selling prices. The Company records a provision for excess and obsolete inventory based primarily on forecasted product demand and production requirements. Once inventory provisions are established, the written-down value of the inventory becomes its new cost basis.

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

In the 4th quarter of 2023, the Company determined that the third party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 and is classified in other expenses in the consolidated Statements of Operations.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2023, there were no financial instruments requiring fair value.

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

There were 1,710,000 and 1,610,000 dilutive securities outstanding for the years ended December 31, 2023 and 2022, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

Recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 –PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2023	2022

Tooling	5 years	$82,530	$82,530
Computer Equipment	3 years	1,787	1,787
Impairment of tooling		(22,008)	-
Accumulated depreciation		(62,309)	(45,059)
Total		$-	$39,258

Depreciation expense was $17,250 and $17,102 for the years ended December 31, 2023 and 2022, respectively, and is classified in general and administrative expenses in the consolidated Statements of Operations.

NOTE 5 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,102 and $0 under short term note payable in the accompanying Balance Sheets at December 31, 2023 and 2022, respectively. The Company received advances of $9,102 and $0 and no repayments for the years ended December 31, 2023 and 2022. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at December 31, 2023 and December 31, 2022.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 8,439,950 and 8,475,950 shares are outstanding at December 31, 2023 and December 31, 2022, respectively.

Common Stock

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered. In 2023, the Agreement was mutually cancelled with no consulting fees paid and the 36,000 common shares cancelled.

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

On February 24, 2022, Mr. Bingol, the Company’s previous CEO, entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the year ended December 31, 2022.

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

On April 3, 2023, the Company granted 3,333,333 shares warrants to purchase 3,333,333 of the Company’s common stock to Jim Holt, the Company’s previous CEO, valued at $1,597,635 (based on the Black Scholes valuation model on the date of grant). The warrants are exercisable for a period of seven years at $0.03 per share in whole or in part and vest immediately. On December 13, 2023, Mr. Holt, entered into a cancellation agreement whereby a total of 100,000 warrants, valued at $45,763 (based on the Black Scholes valuation model on the date of cancellation) have vested with the remaining 3,233,333 warrants cancelled. The warrants are exercisable for a period of three years at $0.03 per share in whole or in part and vest immediately.

The following represents a summary of the warrants outstanding at December 31, 2023 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	1,098,830	$0.50	8.4	$769,181
Granted	790,000	0.82	6.7	-
Exercised	-	-	-	-
Expired/Forfeited	(398,830)	0.50	-	(538,421)
Outstanding at December 31, 2022	1,490,000	$0.50	8.4	$-
Granted	100,000	0.05	3.0	52,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	1,590,000	$0.77	5.5	$101,000
Exercisable at December 31, 2023	1,590,000	$0.77	5.5	$101,000
Expected to be vested	1,590,000	$0.77	5.5	$101,000

*	Based on the fair value of the Company’s stock on December 31, 2023 and December 31, 2022, respectively

Options

The following represents a summary of the options outstanding at December 31, 2023 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2022	120,000	$0.50	5.2	$84,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2022	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	120,000	$0.50	3.2	$8,400
Exercisable at December 31, 2023	120,000	$0.50	3.2	$8,400
Expected to be vested	120,000	$0.50	4.0	$-

*	Based on the fair value of the Company’s stock on December 31, 2023 and 2022, respectively

NOTE 7 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 5, 6 and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 8 – INCOME TAXES

At December 31, 2023, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $617,000 are available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	3.7%	3.7%
Permanent differences	0.0%	0.0%
Valuation allowance	(24.7)%	(24.7)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2023	2022

Deferred tax assets:
Net operating loss carry forwards	$617,573	$470,354
Depreciation and amortization	253,712	249,495
Impairment of Intangible asset	63,964	35,316
Stock based compensation	157,163	138,748
Valuation allowance	(1,092,412)	(893,912)
	$-	$-

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Years Ended December 31,
	2023	2022
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000
Warrants to purchase shares of common stock	490,000	390,000
Total potentially dilutive shares	1,710,000	1,610,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2023	2022
Net loss attributable to the common stockholders	$(805,021)	$(920,515)

Basic weighted average outstanding shares of common stock	8,475,950	8,333,660
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	8,475,950	8,333,660

Loss per share:
Basic and diluted	$(0.09)	$(0.11)

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

On February 24, 2022, Mr. Bingol entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested with the remaining 398,830 unvested warrants expiring. As a result of Mr. Bingol’s termination, the Company reversed the remaining warrant modification balance of $94,101 during the year ended December 31, 2022.

Consulting Agreement

On January 27, 2022 the Company hired an engineering consultant to assist in completing the design history file, updating new software, system design, pre 510(k) preparation, and testing of the SOLACE device. This work is expected to be completed by the end of September 2022 and the cost of the contract is $77,850.

On October 3, 2022, the Company entered into an Independent Contractor Services Agreement (“Agreement”) with a third party to provide professional services to the Company. The Agreement terminates January 3, 2023. Under this Agreement, the contractor will be entitled to a monthly consulting fee of $6,000 and a total of 36,000 common shares, valued at $18,000 (based on the estimated fair value of the stock on the date of grant) for services rendered. In 2023, the Agreement was mutually cancelled with no consulting fees paid and the 36,000 common shares cancelled.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2023.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

