Form 10-Q
period 2024-03-31
Qualis Innovations, Inc.
filed 2024-05-14
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6898 S. University Blvd., Suite 100, Centennial, Colorado	80122
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2024, there were 20,439,950 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Qualis” refers to Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

QUALIS INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$90,571	$2,431
Total current assets	90,571	2,431

Total assets	$90,571	$2,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,585	$16,285
Short-term – share settlement	-	500,000
Short-term note payable	9,102	9,102
Total current liabilities	29,687	525,387
Total liabilities	29,687	525,387

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 20,439,950 and 8,439,950 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	20,440	8,440
Additional paid-in-capital	4,486,912	3,898,912
Accumulated deficit	(4,446,468)	(4,430,308)
Total stockholders’ equity (deficit)	60,884	(522,956)
Total liabilities and stockholders’ equity (deficit)	$90,571	$2,431

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

Net revenues	$-	$-

Gross Profit	$-	-

Operating expenses:
Research and development	-	1,500
General and administrative	16,160	78,311
Total operating expenses	16,160	79,811
Loss from operations	(16,160)	(79,811)

Income taxes	-	-

Net loss	$(16,160)	$(79,811)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	19,725,664	8,475,950

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	17,531	-	17,531
Net loss	-	-	-	(79,811)	(79,811)
Balance as of March 31, 2023	8,475,950	$8,476	$3,858,296	$(3,705,098)	$161,674

Balance as of January 1, 2024	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000	-	500,000
Net loss	-	-	-	(16,160)	(16,160)
Balance as of March 31, 2024	20,439,950	$20,440	$4,486,912	$(4,446,468)	$60,884

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(16,160)	$(79,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	4,275
Warrants issued for services	-	17,531
Changes in operating assets and liabilities:
Other current assets	-	22,078
Accounts payable and accrued expenses	4,300	(17,826)
Net cash used in operating activities	(11,860)	(53,753)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	100,000	-
Net cash provided by financing activities	100,000	-

Net (decrease) increase in cash	88,140	(53,753)

Cash at beginning of period	2,431	69,858
Cash at end of period	$90,571	$16,105

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Cancellation of short term loan for insurance policy	$-	$31,192

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,446,468 at March 31, 2024, had working capital of $60,884 and a working capital deficit of $522,956 at March 31, 2024 and December 31, 2023, respectively, had a net loss of $16,160 and 79,811 for three months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $11,860 and $53,753 for the three months ended March 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three months ended March 31, 2024 and 2023, respectively.

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

With respect to the current status of the patent, there has been no movement during the period ended March 31, 2024 and to date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone, which they expect to be completed later in fiscal 2024.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2024 and December 31, 2023, there were no financial instruments requiring fair value.

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

There were 1,710,000 and 1,610,000 dilutive securities outstanding for the three months ended March 31, 2024 and 2023, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,102 and $9,102 under short term note payable in the accompanying Balance Sheets at March 31, 2024 and December 31, 2023, respectively. The Company received no advances and had no repayments for the three months ended March 31, 2024 and 2023. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at March 31, 2024 and December 31, 2023.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 20,439,950 and 8,439,950 shares are outstanding at March 31, 2024 and December 31, 2023, respectively.

Common Stock

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On February 24, 2022, Mr. Bingol, the Company’s previous CEO, entered into a separation agreement whereby he will terminate his employment effective April 15, 2022. He received no severance payment and there were no disagreements between he or the Company. A total of 300,000 warrants have vested.

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

The following represents a summary of the warrants outstanding at March 31, 2024 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	1,490,000	$0.50	8.4	$-
Granted	100,000	0.05	3.0	52,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	1,590,000	$0.77	5.5	$101,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2024	1,590,000	$0.77	5.3	$2,000
Exercisable at March 31, 2024	1,590,000	$0.77	5.3	$2,000
Expected to be vested	1,590,000	$0.77	5.3	$2,000

*	Based on the fair value of the Company’s stock on March 31, 2024 and December 31, 2023, respectively

Options

The following represents a summary of the options outstanding at March 31, 2024 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2024	120,000	$0.50	3.0	$-
Exercisable at March 31, 2024	120,000	$0.50	3.0	$-
Expected to be vested	120,000	$0.50	3.0	$-

*	Based on the fair value of the Company’s stock on March 31, 2024 and December 31, 2023, respectively

NOTE 6 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4 and 5, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 7 – EARNINGS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2024	2023
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000
Warrants to purchase shares of common stock	490,000	390,000
Total potentially dilutive shares	1,710,000	1,610,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2024	2023
Net loss attributable to the common stockholders	$(16,160)	$(79,811)

Basic weighted average outstanding shares of common stock	19,725,664	8,475,950
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	19,725,664	8,475,950

Loss per share:
Basic and diluted	$(0.00)	$(0.01)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2024 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2024.

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

Presently, the Company is in the process of preparing the documents necessary to submit an application to the FDA for clearance of our planned device. We plan on also filing a provisional patent for the changes and new development of our device over our previous licensed device from LCMD, The Company has an accumulated deficit of $4,446,468 as of March 31, 2024. It is anticipated that the total expected financial outlay to complete the development and FDA application is approximately $250,000, combined with operating expenses the Company may not be able to have enough cash flow to support the Company’s daily operations resulting in an opinion by the auditors of the Company continuing as a going concern.

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

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,102 and $9,102 under short term note payable in the accompanying Balance Sheets at March 31, 2024 and December 31, 2023, respectively. The Company received no advances and had no repayments for the three months ended March 31, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

Common Stock

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	16,160	79,811
Other expense	-	-
Net loss before income taxes	$(16,160)	$(79,811)

Revenues

For the three months ended March 31, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended March 31, 2024 and 2023, we had no cost of sales.

Operating expenses

Operating expenses decreased by $63,651, or 79.8%, to $16,160 for three months ended March 31, 2024 from $79,811 for the three months ended March 31, 2023 primarily due to decreases in research and development costs of $1,500, insurance costs of $20,527, consulting fees of $45,039, and depreciation costs of $4,275, offset partially by professional fees of $7,319 and general and administration costs of $371 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2024, we had general and administrative expenses of $16,160 primarily due to consulting fees of $8,470, professional fees of $7,319, and general and administration costs of $371 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Expense

Other expense for the three months ended March 31, 2024 and 2023 was none.

Net loss before income taxes

Net loss before income for the three months ended March 31, 2024 totaled $16,160 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs compared to a loss of $79,811 for the three months ended March 31, 2023 primarily due to (increases/decreases) in consulting fees, depreciation, insurance costs, and general and administration costs.

Assets and Liabilities

Assets were $90,571 as of March 31, 2024. Assets consisted primarily of cash of $90,571. Liabilities were $29,687 as of March 31, 2024. Liabilities consisted primarily of accounts payable and accrued expenses of $20,585, and short-term note payable of $9,102.

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

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,446,468 at March 31, 2024, had working capital of $60,884 at March 31, 2024, had net losses of $16,160 and $79,811 for the three months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $11,860 and $53,753 for the three months ended March 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for three months ended March 31, 2024 of $88,140 resulting from cash provided by financing activities of $100,000, offset partially by cash used in operating activities of $11,860.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023

Net cash provided by (used in):
Operating activities	$(11,860)	$(53,753)
Investing activities	-	-
Financing activities	100,000	-
	$88,140	$(53,753)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Cash Flows from Operating Activities – For the three months ended March 31, 2024, net cash used in operations was $11,860 compared to net cash used in operations of $53,753 for the three months ended March 31, 2023. Net cash used in operations was primarily due to a net loss of $16,160 for the three months ended March 31, 2024 and the changes in operating assets and liabilities of $4,300, primarily due to accounts payable and accrued expenses of $4,300.

For the three months ended March 31, 2023, net cash used in operations was $53,753. Net cash used in operations was primarily due to a net loss of $79,811 for the three months ended March 31, 2023 and the changes in operating assets and liabilities of $4,252, primarily due to other current assets of $22,078, offset partially by accounts payable and accrued expenses of $17,826. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $4,275, and warrants issued for services of $17,531.

Cash Flows from Investing Activities – For the three months ended March 31, 2024 and 2023, net cash used in investing was none.

Cash Flows from Financing Activities – For three months ended March 31, 2024, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash. For three months ended March 31, 2023, net cash provided by financing was none.

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

Warrants

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

Contractual Obligations and Off-Balance Sheet Arrangements

Refer to Note 8 in the accompanying notes to the consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

QUALIS INNOVATIONS, INC.

Dated: May 14, 2024	By:	/s Patrick Adams
Patrick Adams
Acting CEO and Chairman

