Form 10-K/A
period 2023-12-31
Qualis Innovations, Inc.
filed 2024-07-18
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

QUALIS INNOVATIONS, INC

EXPLANATORY NOTE

Qualis Innovations, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2023, to amend the Annual Report on Form 10-K that was originally filed on April 11, 2024 (the “Original 10-K”) to (i) reflect that the Company is not an emerging growth company and that the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934; (ii) amend Item 9A of the Original 10-K; and (iii) reflect that Mr. Conte was appointed as a member of the Board of Directors of the Company on December 7, 2023. No other changes have been made to the Original Report, and this amended Annual Report is presented as of the filing date of the Original Report and does not reflect events occurring after that date or modify or update disclosures in any way other than as described herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2022), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (the Company’s CEO and acting CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

●	The Company has not designed and maintained adequate controls over the documentation of accounting and financial reporting policies and procedures. Specifically, the Company has not designed and maintained a manual of policies and procedures, and the Company has not maintained a sufficient complement of accounting personnel to ensure proper procedures were executed and transactions were reviewed by management.
●	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.
●	The Company lacked effective controls in part because its directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Limitations on the Effectiveness of Controls

The Company’s management, including the Company’s CEO and acting CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the Company is not an accelerated filer or a large accelerated filer.

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

Name	Age	Position	Director Since
Patrick Adams (1)	63	Acting CEO and Chairman of the Board	November 2023
Ulderico Conte (2)	54	Director of Acquisitions and Board Member	December 2023

(1)	Mr. Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023.
(2)	Mr. Conte was appointed Director of Acquisitions and Board Member on December 7, 2023

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

Outstanding Equity Awards

Our directors and officers do not have any unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(3)	(4)	(5)	($)

Mr. Patrick Adams	2023	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board (10)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Ulderico Conte	2023	$-	$-	$-	$-	$-
Director of Acquisitions and Board Member (11)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Dr. Joseph V. Pergolizzi, Jr.	2023	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board (6), (7)	2022	$-	$-	$290,276	$-	$290,276
	2021	$-	$-	$109,512	$-	$109,512

John Ballard	2023	$-	$-	$-	$-	$-
CFO and Director (6), (8)	2022	$-	$-	$-	$120,000	$120,000
	2021	$-	$130,000	$-	$115,000	$245,000

Madding King	2023	$-	$-	$-	$-	$-
Director (6), (9)	2022	$-	$-	$-	$-	$-
	2021	$-	$5,000	$-	$-	$5,000

Jim Holt	2023	$-	$-	$45,736	$-	$45,763
Director (6)	2022	$-	$-	$-	$-	$-
	2021	$-	$5,000	$-	$-	$5,000

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Holt was appointed as a member of the Company’s Board of Directors on June 29, 2021 and resigned from all positions in the Company on August 16, 2023.
(7)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(8)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(9)	Mr. King resigned from all positions in the Company on November 15, 2022.
(10)	Mr. Patrick Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023.
(11)	Mr. Ulderico Conte was appointed Director of Acquisitions and Board member on December 7, 2023.

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

QUALIS INNOVATIONS, INC.

Dated: July 17, 2024	By:	/s Patrick Adams
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

