Form 10-Q
period 2024-06-30
Qualis Innovations, Inc.
filed 2024-08-12
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 20,439,950 shares of common stock outstanding.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Qualis Innovations, Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Qualis” refers to Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

QUALIS INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$62,956	$2,431
Other current assets	500	-
Total current assets	63,456	2,431

Total assets	$63,456	$2,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,224	$16,285
Short-term – share settlement	-	500,000
Short-term note payable	9,102	9,102
Other current liabilities	6,474	-
Total current liabilities	33,800	525,387
Total liabilities	33,800	525,387

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 20,439,950 and 8,439,950 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	20,440	8,440
Additional paid-in-capital	4,486,912	3,898,912
Accumulated deficit	(4,477,696)	(4,430,308)
Total stockholders’ equity (deficit)	29,656	(522,956)
Total liabilities and stockholders’ equity	$63,456	$2,431

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Research and development	-	1,500	-	-
Stock based compensation - related party	-	1,605,208	-	1,605,208
General and administrative	46,035	112,964	30,102	34,653
Total operating expenses	46,035	1,719,672	30,102	1,639,861
Loss from operations	(46,035)	(1,719,672)	(30,102)	(1,639,861)

Other expense:
Interest expense	1,353	-	1,126	-
Total operating expenses	1,353	-	1,126	-

Loss before income taxes	(47,388)	(1,719,672)	(31,228)	(1,639,861)
Income taxes	-	-	-	-

Net loss	$(47,388)	$(1,719,672)	$(31,228)	$(1,639,861)

Net loss per share, basic and diluted	$(0.00)	$(0.20)	$(0.00)	$(0.19)

Weighted average number of shares outstanding
Basic and diluted	20,082,807	8,475,950	20,439,950	8,475,950

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	17,531	-	17,531
Net loss	-	-	-	(79,811)	(79,811)
Balance as of March 31, 2023	8,475,950	$8,476	$3,858,296	$(3,705,098)	$161,674

Warrants issued to third parties in conjunction with services	-	-	1,605,208	-	1,605,208
Net loss	-	-	-	(1,639,861)	(1,639,861)
Balance as of June 30, 2023	8,475,950	$8,476	$5,463,504	$(5,344,959)	$127,021

Balance as of January 1, 2024	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000	-	500,000
Net loss	-	-	-	(16,160)	(16,160)
Balance as of March 31, 2024	20,439,950	$20,440	$4,486,912	$(4,446,468)	$60,884

Net loss	-	-	-	(31,228)	(31,228)
Balance as of June 30, 2024	20,439,950	$20,440	$4,486,912	$(4,477,696)	$29,656

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(47,388)	$(1,719,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	8,550
Warrants issued for services	-	1,622,739
Options issued for services	-	-
Warrants forfeited in conjunction with compensation - related parties	-	-
Other current assets	(500)	92,170
Accounts payable and accrued expenses	1,939	(17,826)
Other current liabilities	6,474	(31,192)
Net cash used in operating activities	(39,475)	(45,231)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	100,000	-
Net cash provided by financing activities	100,000	-

Net (decrease) increase in cash	60,525	(45,231)

Cash at beginning of period	2,431	69,858
Cash at end of period	$62,956	$24,627

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with share agreement	$500,000	$-

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Mr. Lin Xiangfeng planned, organized and executed the Share Exchange. Prior to the Share Exchange, Mr. Lin Xiangfeng was the largest shareholder and sole officer of FDH. He was also the CEO of SKYC but did not own any shares of the Company. The parties involved in the Share Exchange Agreement are SKYC, FDH and all FDH Shareholders. Mr. Lin Jinshui, an FDH Shareholder, is the father of Mr. Lin Xiangfeng and Mr. Lin Xiuzi, an FDH Shareholder, is the brother of Mr. Lin Xiangfeng. Other than Mr. Lin Xiangfeng, no third-party played a substantial role in the agreement.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,477,696 at June 30, 2024, had working capital of $29,656 and a working capital deficit of $522,956 at June 30, 2024 and December 31, 2023, respectively, had a net loss of $31,228 and $47,388, and $1,639,861 and $1,719,672 for the three and six months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $39,475 and $45,231 for the six months ended June 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and six months ended June 30, 2024 and 2023, respectively.

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

With respect to the current status of the patent, there has been no movement during the period ended June 30, 2024 and to date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone, which they expect to be completed later in fiscal 2024.

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

In the 4th quarter of 2023, the Company determined that the third-party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 which was classified in other expenses in the consolidated Statements of Operations.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2024 and December 31, 2023, there were no financial instruments requiring fair value.

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

Basic and diluted earnings per share

The computation of net loss per share included in the Statements of Operations, represents the net loss per share that would have been reported had the Company been subject to ASC 260, “Earnings Per Share as a corporation for all periods presented.

Diluted loss per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period.

There were 1,710,000 and 1,610,000, and 1,710,000 and 1,610,000 dilutive securities outstanding for the three and six months ended June 30, 2024 and 2023, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,102 and $9,102 under short term note payable in the accompanying Balance Sheets at June 30, 2024 and December 31, 2023, respectively. The Company received no advances and had no repayments for the three and six months ended June 30, 2024 and 2023. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at June 30, 2024 and December 31, 2023.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 20,439,950 and 8,439,950 shares are outstanding at June 30, 2024 and December 31, 2023, respectively.

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

On February 1, 2022, the Company granted 30,000 warrants to purchase 30,000 of the Company’s common stock to a third-party for consulting services, valued at $13,547 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.00 per share in whole or in part, and fully vest at grant date.

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

On August 1, 2022, based on a revised agreement signed by the relevant parties, the Company granted 60,000 warrants to purchase 60,000 of the Company’s common stock to a third-party for consulting services, valued at $7,632 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of three years at $1.10 per share in whole or in part, and fully vest at grant date.

On September 1, 2022, the Company granted 300,000 warrants to purchase 300,000 of the Company’s common stock to a third-party for consulting services, valued at $60,916 (based on the Black Scholes valuation model on the date of grant). The options are exercisable for a period of four years at $1.10 per share in whole or in part and vest 50% in six months and the remaining 50% in twelve months from the grant date.

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

The following represents a summary of the warrants outstanding at June 30, 2024 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	1,490,000	$0.50	8.4	$-
Granted	100,000	0.05	3.0	52,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	1,590,000	$0.77	5.5	$101,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2024	1,590,000	$0.77	5.0	$2,000
Exercisable at June 30, 2024	1,590,000	$0.77	5.0	$2,000
Expected to be vested	1,590,000	$0.77	5.0	$2,000

*	Based on the fair value of the Company’s stock on June 30, 2024 and December 31, 2023, respectively

Options

The following represents a summary of the options outstanding at June 30, 2024 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2024	120,000	$0.50	2.7	$-
Exercisable at June 30, 2024	120,000	$0.50	2.7	$-
Expected to be vested	120,000	$0.50	2.7	$-

*	Based on the fair value of the Company’s stock on June 30, 2024 and December 31, 2023, respectively

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock	490,000	390,000	490,000	390,000
Total potentially dilutive shares	1,710,000	1,610,000	1,710,000	1,610,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023

Net loss attributable to the common stockholders	$(47,388)	$(1,719,672)	$(31,228)	$(1,639,861)

Basic weighted average outstanding shares of common stock	20,082,807	8,475,950	20,439,950	8,475,950
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	20,082,807	8,475,950	20,439,950	8,475,950

Loss per share:
Basic and diluted	$(0.00)	$(0.20)	$(0.00)	$(0.19)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2024.

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

Description of Business

Background

Qualis Innovations, Inc. (the “Company” or “Qualis”), formerly known as Hoopsoft Development Corp., Yellowstone Mining Inc., Sky Digital Stores Corp., and Sky Digital Holdings Corp., was incorporated in the state of Nevada on March 23, 2006.

In early 2018, a change of control occurred, new officers and directors of the Company were appointed, and the Company’s name was changed to Qualis Innovations, Inc.

In July 2019, John Ballard and Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 that company changed its name to mPathix Health Inc.

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

Our planned product, which is our sole product in the development pipeline, is SOLACE, a non-invasive medical device that uses electromagnetic induction to generate deep heat below the surface of the skin to reduce and relieve pain. SOLACE™ delivers radio frequency (RF) energy continuously and thereby delivers thermal effects to the tissue and utilizes several differentiated features vs other radio frequency devices currently on the market. We have not yet finalized development of the planned SOLACE device and have not generated any cash flows from operations in connection with the planned device.

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

Impairment of Assets

In the 4th quarter of 2023, the Company determined that the third-party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 which was classified in other expenses in the consolidated Statements of Operations.

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,102 and $9,102 under short term note payable in the accompanying Balance Sheets at June 30, 2024 and December 31, 2023, respectively. The Company received no advances and had no repayments for the three and six months ended June 30, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2024 and 2023. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	30,102	1,639,861
Other expense	1,126	-
Net loss before income taxes	$(31,228)	$(1,639,861)

Revenues

For the three months ended June 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended June 30, 2024 and 2023, we had no cost of sales.

Operating expenses

Operating expenses decreased by $1,628,684, or 98.2%, to $30,103 for three months ended June 30, 2024 from $1,658,787 for the three months ended June 30, 2023 primarily due to decreases in stock-based compensation costs of $1,605,208, consulting fees of $10,050, depreciation costs of $4,275, professional fees of $6,615, and general and administration costs of $2,536 offset partially by as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2024, we had general and administrative expenses of $30,103 primarily due to consulting fees of $11,500, professional fees of $17,121, and general and administration costs of $1,481 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2023, we had stock-based compensation of $1,605,208 and general and administrative expenses of $34,653 primarily due to depreciation costs of $4,275, consulting fees of $21,550, and professional fees of $23,736, and general and administration costs of $14,908 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended June 30, 2024 and 2023 was none.

Net loss before income taxes

Net loss before income for the three months ended June 30, 2024 totaled $31,228 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs compared to a loss of $1,639,861 for the three months ended June 30, 2023 primarily due to (increases/decreases) in stock-based compensation, consulting fees, depreciation, insurance costs, and general and administration costs.

Assets and Liabilities

Assets were $63,456 as of June 30, 2024. Assets consisted primarily of cash of $62,956. Liabilities were $33,800 as of June 30, 2024. Liabilities consisted primarily of accounts payable and accrued expenses of $18,224, short-term note payable of $9,102, and other current liabilities of $6,474.

In the 4th quarter of 2023, the Company determined that the third-party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 which was classified in other expenses in the consolidated Statements of Operations.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2024 and 2023. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	46,035	1,719,672
Other expense	1,353	-
Net loss before income taxes	$(47,388)	$(1,719,672)

Revenues

For the six months ended June 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the six months ended June 30, 2024 and 2023, we had no cost of sales.

Operating expenses

Operating expenses decreased by $1,692,564, or 97.4%, to $46,035 for six months ended June 30, 2024 from $1,738,599 for the six months ended June 30, 2023 primarily due to decreases in stock-based compensation costs of $1,605,208, research and development costs of $1,500, insurance costs of $20,492, consulting fees of $65,389, depreciation costs of $8,551, and general and administration costs of $2,246, offset partially by professional fees of $10,822 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2024, we had general and administrative expenses of $46,035 primarily due to consulting fees of $19,970, professional fees of $24,258, and general and administration costs of $1,807 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2023, we had research and development costs of $1,500, stock-based compensation of $1,605,208 and general and administrative expenses of $112,964 primarily due to depreciation costs of $8,550, consulting fees of $85,359, professional fees of $13,436, insurance costs of $20,492, and general and administration costs of $14,873 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the six months ended June 30, 2024 and 2023 was none.

Net loss before income taxes

Net loss before income for the six months ended June 30, 2024 totaled $47,388 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs compared to a loss of $1,719,672 for the six months ended June 30, 2023 primarily due to (increases/decreases) in in consulting fees, depreciation, insurance costs, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,477,696 at June 30, 2024, had working capital of $29,656 at June 30, 2024, had net losses of $31,228 and $47,388, and $1,639,861 and $1,719,672 for the three and six months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $39,475 and $45,231 for the six months ended June 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for six months ended June 30, 2024 of $60,525 resulting from cash provided by financing activities of $100,000, offset partially by cash used in operating activities of $39,475.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Net cash provided by (used in):
Operating activities	$(39,475)	$(45,231)
Investing activities	-	-
Financing activities	100,000	-
	$60,525	$(45,231)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Cash Flows from Operating Activities – For the six months ended June 30, 2024, net cash used in operations was $39,475 compared to net cash used in operations of $45,231 for the six months ended June 30, 2023. Net cash used in operations was primarily due to a net loss of $47,388 for the six months ended June 30, 2024 and the changes in operating assets and liabilities of $7,913, primarily due to accounts payable and accrued expenses of $1,939 and other current liabilities of $6,474.

For the six months ended June 30, 2023, net cash used in operations was $45,231. Net cash used in operations was primarily due to a net loss of $1,719,672 for the six months ended June 30, 2023 and the changes in operating assets and liabilities of $43,152, primarily due to other current assets of $92,170, offset partially by accounts payable and accrued expenses of $17,826 and other current liabilities of $31,192. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $8,550, and warrants issued for services of $1,622,739.

Cash Flows from Investing Activities – For the six months ended June 30, 2024 and 2023, net cash used in investing was none.

Cash Flows from Financing Activities – For six months ended June 30, 2024, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash. For six months ended June 30, 2023, net cash provided by financing was none.

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

Impairment of Assets

In the 4th quarter of 2023, the Company determined that the third-party manufacturer of its SOLACE device was unable to deliver the remaining SOLACE devices and that it may not be economically feasible to pursue the manufacturer for the return of the tooling and deposits. As a result, the Company determined that the value of the tooling and deposits related to its SOLACE device was $0 and recorded an impairment of assets totaling $76,008 in the year ended December 31, 2023 which was classified in other expenses in the consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1 *	Articles of Incorporation
3.2 *	Certificate of Amendment to Articles of Incorporation (changing name to Qualis Innovations, Inc)
3.3 *	Bylaws
10.1 *	Amended Employment Agreement by and between the Company’s subsidiary, mPathix Health, Inc. f/k/a EMF Medical Devices, Inc., and Demir Bingol, dated October 1, 2021
10.2 **	Consulting Agreement by and between the Company’s subsidiary, mPathix Health, Inc. f/ka/ EMF Medical Devices, Inc., and John Ballard, dated February 15, 2021
10.3 ***	Consulting Agreement by and between the Company’s subsidiary, mPathix Health, Inc. f/k/a EMF Medical Devices, Inc., and Discovery Building, Inc., dated May 1, 2021
10.4 *	Letter License Agreement by and between the Company’s subsidiary, mPathix Health, Inc., and Life Care Medical Devices Limited, a Delaware corporation, dated June 3, 2021
10.5 *	Form of Subscription Agreement for Primary Offering
31.	Certification of CEO and CFO.
32.	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO

101.	INS Inline XBRL Instance Document
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

* Incorporated by reference to the Company’s registration statement on Form S-1 filed on November 12, 2021

** Incorporated by reference to the Company’s amended registration statement on Form S-1/A filed on April 20, 2022

*** Incorporated by reference to the Company’s amended registration statement on Form S-1/A filed on January 18, 2022

**** Incorporated by reference to the Company’s amended registration statement on Form S-1/A filed on May 4, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALIS INNOVATIONS, INC.

Dated: August 12, 2024	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

