Form 10-Q
period 2024-09-30
Qualis Innovations, Inc.
filed 2024-11-12
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-260982

QUALIS INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-2488498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6898 S. University Blvd., Suite 100, Centennial, Colorado	80122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (484) 483-2134

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 12, 2024, there were 20,439,950 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Qualis” refers to Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

QUALIS INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$46,704	$2,431

Total current assets	46,704	2,431

Total assets	$46,704	$2,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,276	$16,285
Short-term – share settlement	-	500,000
Short-term note payable	9,627	9,102
Other current liabilities	821	-
Total current liabilities	39,724	525,387
Total liabilities	39,724	525,387

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 20,439,950 and 8,439,950 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	20,440	8,440
Additional paid-in-capital	4,486,912	3,898,912
Accumulated deficit	(4,500,372)	(4,430,308)
Total stockholders’ equity (deficit)	6,980	(522,956)
Total liabilities and stockholders’ equity	$46,704	$2,431

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Research and development	-	1,500	-	-
Stock based compensation - related party	-	1,622,739	-	-
General and administrative	67,473	124,005	21,438	28,572
Total operating expenses	67,473	1,748,244	21,438	28,572
Loss from operations	(67,473)	(1,748,244)	(21,438)	(28,572)

Other expense:
Interest expense	2,591	-	1,238	-
Total operating expenses	2,591	-	1,238	-

Loss before income taxes	(70,064)	(1,748,244)	(22,676)	(28,572)
Income taxes	-	-	-	-

Net loss	$(70,064)	$(1,748,244)	$(22,676)	$(28,572)

Net loss per share, basic and diluted	$(0.00)	$(0.21)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	20,202,724	8,475,950	20,439,950	8,475,950

See accompanying notes to consolidated financial statements.

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	17,531	-	17,531
Net loss	-	-	-	(79,811)	(79,811)
Balance as of March 31, 2023	8,475,950	$8,476	$3,858,296	$(3,705,098)	$161,674

Warrants issued to third parties in conjunction with services	-	-	1,605,208	-	1,605,208
Net loss	-	-	-	(1,639,861)	(1,639,861)
Balance as of June 30, 2023	8,475,950	$8,476	$5,463,504	$(5,344,959)	$127,021

Net loss	-	-	-	(28,572)	(28,572)
Balance as of September 30, 2023	8,475,950	$8,476	$5,463,504	$(5,373,531)	$98,449

Balance as of January 1, 2024	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000	-	500,000
Net loss	-	-	-	(16,160)	(16,160)
Balance as of March 31, 2024	20,439,950	$20,440	$4,486,912	$(4,446,468)	$60,884

Net loss	-	-	-	(31,228)	(31,228)
Balance as of June 30, 2024	20,439,950	$20,440	$4,486,912	$(4,477,696)	$29,656

Net loss	-	-	-	(22,676)	(22,676)
Balance as of September 30, 2024	20,439,950	$20,440	$4,486,912	$(4,500,372)	$6,980

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(70,064)	$(1,748,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	12,826
Warrants issued for services	-	1,622,739
Other current assets	-	92,170
Accounts payable and accrued expenses	12,991	(16,826)
Other current liabilities	821	(31,192)
Net cash used in operating activities	(56,252)	(68,527)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	100,000	-
Advance from shareholder	525	-
Net cash provided by financing activities	100,525	-

Net (decrease) increase in cash	44,273	(68,527)

Cash at beginning of period	2,431	69,858
Cash at end of period	$46,704	$1,331

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with share agreement	$500,000	$-

See accompanying notes to consolidated financial statements

QUALIS INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NONE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,500,372 at September 30, 2024, had working capital of $6,980 and a working capital deficit of $522,956 at September 30, 2024 and December 31, 2023, respectively, had a net loss of $22,676 and $70,064, and $28,572 and $1,748,244 for the three and nine months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $56,252 and $68,527 for the nine months ended September 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, Income Taxes, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated Statements of Operations.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and nine months ended September 30, 2024 and 2023, respectively.

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

With respect to the current status of the patent, there has been no movement during the period ended September 30, 2024 and to date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone, which they expect to be completed later in fiscal 2024.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2024 and December 31, 2023, there were no financial instruments requiring fair value.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period.

There were 1,710,000 and 1,710,000, and 4,943,333 and 4,943,333 dilutive securities outstanding for the three and nine months ended September 30, 2024 and 2023, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,102 under short term note payable in the accompanying Balance Sheets at September 30, 2024 and December 31, 2023, respectively. The Company received advances of $1,025 and $1,025, and $0 and $0 and had repayments of $500 and $500, and $0 and $0 for the three and nine months ended September 30, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 with no preferred shares outstanding at September 30, 2024 and December 31, 2023.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 20,439,950 and 8,439,950 shares are outstanding at September 30, 2024 and December 31, 2023, respectively.

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

The following represents a summary of the warrants outstanding at September 30, 2024 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	1,490,000	$0.50	8.4	$-
Granted	100,000	0.05	3.0	52,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	1,590,000	$0.77	5.5	$101,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2024	1,590,000	$0.77	4.8	$2,000
Exercisable at September 30, 2024	1,590,000	$0.77	4.8	$2,000
Expected to be vested	1,590,000	$0.77	4.8	$2,000

*	Based on the fair value of the Company’s stock on September 30, 2024 and December 31, 2023, respectively

Options

The following represents a summary of the options outstanding at September 30, 2024 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2024	120,000	$0.50	2.5	$-
Exercisable at September 30, 2024	120,000	$0.50	2.5	$-
Expected to be vested	120,000	$0.50	2.5	$-

*	Based on the fair value of the Company’s stock on September 30, 2024 and December 31, 2023, respectively

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock	490,000	3,723,333	490,000	3,723,333
Total potentially dilutive shares	1,710,000	4,943,333	1,710,000	4,943,333

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023

Net loss attributable to the common stockholders	$(70,064)	$(1,748,244)	$(22,676)	$(28,572)

Basic weighted average outstanding shares of common stock	20,202,724	8,475,950	20,439,950	8,475,950
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	20,202,724	8,475,950	20,439,950	8,475,950

Loss per share:
Basic and diluted	$(0.00)	$(0.21)	$(0.00)	$(0.00)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2024 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2024.

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

Recent Developments

We have filed a corporate action notification form with FINRA to change our name to “Family Office of America, Inc.,” and FINRA is still reviewing such notification form. Once we have cleared comments with FINRA, we plan to effect the name change of the Company to “Family Office of America, Inc.” with the State of Nevada. We plan to expand our operations to provide business management and financial consulting services to accounting firms throughout the United States.

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

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,102 under short term note payable in the accompanying Balance Sheets at September 30, 2024 and December 31, 2023, respectively. The Company received advances of $1,025 and $1,025, and $0 and $0 and had repayments of $500 and $500, and $0 and $0 for the three and nine months ended September 30, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2024 and 2023. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	21,438	28,572
Other expense	1,238	-
Net loss before income taxes	$(22,676)	$(28,572)

Revenues

For the three months ended September 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended September 30, 2024 and 2023, we had no cost of sales.

Operating expenses

Operating expenses decreased by $7,134, or 25.0%, to $21,438 for three months ended September 30, 2024 from $28,572 for the three months ended September 30, 2023 primarily due to decreases in depreciation costs of $4,275, professional fees of $5,699, and general and administration costs of $660 offset partially by increases in consulting fees of $3,500, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2024, we had general and administrative expenses of $21,438 primarily due to consulting fees of $17,750, professional fees of $3,292, and general and administration costs of $396 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2023, we had general and administrative expenses of $28,572 primarily due to consulting fees of $14,250, professional fees of $8,991, depreciation costs of $4,275, and general and administration costs of $1,056 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended September 30, 2024 primarily due to interest expense of $1,238. Other expense for the three months ended September 30, 2023 was none.

Net loss before income taxes

Net loss before income for the three months ended September 30, 2024 totaled $22,676 primarily due to (increases/decreases) in consulting fees, professional fees, and general and administration costs compared to a loss of $28,572 for the three months ended September 30, 2023 primarily due to (increases/decreases) in consulting fees, depreciation, professional fees, and general and administration costs.

Assets and Liabilities

Assets were $46,704 as of September 30, 2024. Assets consisted primarily of cash of $46,704. Liabilities were $39,724 as of September 30, 2024. Liabilities consisted primarily of accounts payable and accrued expenses of $29,276, short-term note payable of $9,627, and other current liabilities of $821.

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

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2024 and 2023. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	67,473	1,748,244
Other expense	2,591	-
Net loss before income taxes	$(70,064)	$(1,748,244)

Revenues

For the nine months ended September 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2024 and 2023, we had no cost of sales.

Operating expenses

Operating expenses decreased by $1,680,771, or 96.1%, to $67,473 for nine months ended September 30, 2024 from $1,748,244 for the nine months ended September 30, 2023 primarily due to decreases in stock-based compensation costs of $1,622,739, research and development costs of $1,500, insurance costs of $1,564, consulting fees of $44,358, depreciation costs of $12,826, and general and administration costs of $4,192, offset partially by professional fees of $6,408 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the nine months ended September 30, 2024, we had general and administrative expenses of $67,473 primarily due to consulting fees of $37,720, professional fees of $28,835, and general and administration costs of $918 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Expense

Other expense for the nine months ended September 30, 2024 primarily due to interest expense of $2,591. Other expense for the nine months ended September 30, 2023 was none.

Net loss before income taxes

Net loss before income for the nine months ended September 30, 2024 totaled $70,064 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs compared to a loss of $1,748,244 for the nine months ended September 30, 2023 primarily due to (increases/decreases) in stock based compensation, consulting fees, professional fees, research and development costs, depreciation, insurance costs, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,500,372 at September 30, 2024, had working capital of $6,980 at September 30, 2024, had net losses of $22,676 and $70,064, and $28,572 and $1,748,244 for the three and nine months ended September 30, 2024 and 2023, respectively, and net cash used in operating activities of $56,252 and $68,527 for the nine months ended September 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for nine months ended September 30, 2024 of $44,273 resulting from cash provided by financing activities of $100,525, offset partially by cash used in operating activities of $56,252.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Net cash provided by (used in):
Operating activities	$(56,252)	$(68,527)
Investing activities	-	-
Financing activities	100,525	-
	$44,273	$(68,527)

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Cash Flows from Operating Activities – For the nine months ended September 30, 2024, net cash used in operations was $56,252 compared to net cash used in operations of $68,527 for the nine months ended September 30, 2023. Net cash used in operations was primarily due to a net loss of $70,064 for the nine months ended September 30, 2024 and the changes in operating assets and liabilities of $13,812, primarily due to accounts payable and accrued expenses of $12,991 and other current liabilities of $821.

For the nine months ended September 30, 2023, net cash used in operations was $68,527. Net cash used in operations was primarily due to a net loss of $1,748,244 for the nine months ended September 30, 2023 and the changes in operating assets and liabilities of $44,152, primarily due to other current assets of $92,170, offset partially by accounts payable and accrued expenses of $16,826 and other current liabilities of $31,192. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $12,826, and warrants issued for services of $1,622,739.

Cash Flows from Investing Activities – For the nine months ended September 30, 2024 and 2023, net cash used in investing was none.

Cash Flows from Financing Activities – For nine months ended September 30, 2024, net cash provided by financing was primarily due to proceeds from issuance of common stock for cash of $100,000. For nine months ended September 30, 2023, net cash provided by financing was none.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (September 30, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1 *	Articles of Incorporation
3.2 *	Certificate of Amendment to Articles of Incorporation (changing name to Qualis Innovations, Inc)
3.3 *	Certificate of Amendment to Articles of Incorporation (changing name to Qualis Innovations, Inc.)
3.4 *	Bylaws
10.1 *	Amended Employment Agreement by and between the Company’s subsidiary, mPathix Health, Inc. f/k/a EMF Medical Devices, Inc., and Demir Bingol, dated October 1, 2021
10.2 **	Consulting Agreement by and between the Company’s subsidiary, mPathix Health, Inc. f/ka/ EMF Medical Devices, Inc., and John Ballard, dated February 15, 2021
10.3 ***	Consulting Agreement by and between the Company’s subsidiary, mPathix Health, Inc. f/k/a EMF Medical Devices, Inc., and Discovery Building, Inc., dated May 1, 2021
10.4 *	Letter License Agreement by and between the Company’s subsidiary, mPathix Health, Inc., and Life Care Medical Devices Limited, a Delaware corporation, dated June 3, 2021
10.5 *	Form of Subscription Agreement for Primary Offering
31.1	Certification of CEO and CFO.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO
101.	INS Inline XBRL Instance Document
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

QUALIS INNOVATIONS, INC.

Dated: November 12, 2024	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

