Form 10-K
period 2024-12-31
FAMILY OFFICE OF AMERICA, INC.
filed 2025-03-10
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-260982

FAMILY OFFICE OF AMERICA, INC.

(formerly known as Qualis Innovations, Inc.)

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $3,514,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 7, 2025, there were 23,189,950 shares of common stock outstanding.

FAMILY OFFICE OF AMERICA, INC

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Family Office of America, Inc., formerly known as Qualis Innovations, Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Family Office” refers to Family Office of America, Inc., formerly known as Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business

Background

Description of Business

On December 17, 2024, the Company’s name was changed from “Qualis Innovations, Inc.” to “Family Office of America, Inc.” with the State of Nevada, and that name change (and accompanying stock ticker change from “QLIS” to “FOFA”) was processed by FINRA on or about December 23, 2024.

Family Office of America, Inc. (the “Company” or “Family Office”), formerly known as Qualis Innovations, Inc., Hoopsoft Development Corp., Yellowstone Mining Inc., Sky Digital Stores Corp., and Sky Digital Holdings Corp., was incorporated in the State of Nevada on March 23, 2006.

In July 2019, John Ballard and Charles Achoa, formed a new company named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 that company changed its name to mPathix Health Inc.

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Family Office. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s previous acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company. On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Family Office in conjunction with the reverse acquisition for a net book value of $0.

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Family Office was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Family Office’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

The Company is now the holding company under which mPathix operates. mPathix is a clinical stage company focused on the development, production, and distribution of pain management and other central nervous system (CNS) based solutions.

A key element to the Company’s growth strategy is to acquire the rights to or develop existing devices. Large device companies have increased the minimum market opportunity they require in order to commit marketing resources to their products. As a result, there are many products that are unsupported by such companies and are currently scheduled to be phased out or “sunsetted.” Family Office believes that it can create significant value by developing or acquiring rights to a portfolio of such products, expanding their therapeutic uses and/or markets, improving or enhancing such products and dedicating the appropriate amount of marketing and other resources to maximize the value of the Company’s portfolio.

There are several key criteria the Company uses when evaluating product opportunities:

●	The disease or condition largely has been ignored due to lack of interest by other, larger companies and, as a result, overall competition in the space is limited.
●	The device is not selling well for various reasons (including, among other things, poor management, poor reimbursement, improper or no available billing codes, inaccurate pricing, and limited and/or poor clinical outcomes) which, Family Office would attempt to eliminate, thereby increasing product revenues.
●	The device should be easy to manufacture, thereby avoiding the need for costly investment by the Company develop products and complicated manufacturing facilities.
●	There should be a large, underserved patient population. The device should have clear regulatory and reimbursement paths with the FDA and CMS, respectively (or already be approved).
●	The device should be relatively easy to distribute/dispense and administer. Most importantly, the product must have a history of limited adverse events to patients.

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

Overview

Family Office of America, Inc. (hereinafter the “Company,” “We,” “Family Office”) was incorporated in the State of Nevada on March 23, 2006. On June 28, 2021, the Company entered into a Share Exchange Agreement by and among mPathix Health, Inc. (formerly known as EMF Medical Devices, Inc.), a Delaware corporation (“mPathix”), pursuant to which mPathix was acquired by the Company. Family Office is now the holding company under which mPathix operates. mPathix is a clinical stage company focused on the development, production, and distribution of pain management and other central nervous system (CNS) based solutions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “FOFA.” We were listed on May 23, 2016. There are 23,189,950 shares outstanding as of March 7, 2025.

(b) Transfer Agent

The transfer agent and registrar for our common stock is Securities Stock Transfer Corporation located at 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093 telephone number (469) 633-0088.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2024 was 150.

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

OVERVIEW:

Historical Development

Our Company

Family Office of America Inc. (hereinafter the “Company,” “We,” “Family Office”), formerly known as Qualis Innovations, Inc., was incorporated in the State of Nevada on March 23, 2006. On June 28, 2021, the Company entered into a Share Exchange Agreement by and among mPathix Health, Inc. (formerly known as EMF Medical Devices, Inc.), a Delaware corporation (“mPathix”), pursuant to which mPathix was acquired by the Company. Family Office is now the holding company under which mPathix operates. mPathix is a clinical stage company focused on the development, production, and distribution of pain management and other central nervous system (CNS) based solutions.

We are developing a product designed to address the unmet needs of patients who seek alternatives to traditional pain medications and interventions or adjunctive therapies to their current treatment regimen. We believe that our product will provide clinicians and patients with new and differentiated set of pain management tools to meet the diversity of patients.

Recent Developments

On December 17, 2024, the Company’s name was changed from “Qualis Innovations, Inc.” to “Family Office of America, Inc.” with the State of Nevada, and that name change (and accompanying stock ticker change from “QLIS” to “FOFA”) was processed by FINRA on or about December 23, 2024.

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

Financing Transactions

Regulation D

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of March 7, 2025, a total of 2,750,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $275,000.

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,102 under short term note payable in the accompanying Balance Sheets at December 31, 2024 and 2023, respectively. The Company received advances of $1,025 and $9,102 and had repayments of $500 and $0 for the years ended December 31, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

Insurance Financing Agreement

On July 20, 2022, the Company entered into a loan to finance its directors and officer’s insurance policy effective June 28, 2022. The loan has a principal balance of $90,225, bears interest at 8.83% per annum, and is due and payable in nine monthly payments of $10,397. During the years ended December 31, 2024 and 2023, the Company made repayments of $0 and $18,456. In February 2023, the Company cancelled the insurance policy.

Stock Based Compensation

Consulting Agreement

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

Warrants

On January 15, 2025, the Company granted 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to each of Mr. Patrick Adams, the Company’s Acting CEO and Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued totaling $134,902 (based on the Black Scholes valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following discussion represents a comparison of our results of operations for the years ended December 31, 2024 and 2023. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	96,513	230,241
Other expense	3,971	574,780
Net loss before income taxes	$(100,484)	$(805,021)

Revenues

For the years ended December 31, 2023 and 2022, we had no revenues.

Cost of Sales

For the years ended December 31, 2023 and 2022, we had no cost of sales.

Operating expenses

Operating expenses decreased by $133,728, or 58.1%, to $96,513 for year ended December 31, 2024 from $230,241 for the year ended December 31, 2023 primarily due to a decrease in stock based compensation of $76,111, research and development costs of $1,500, consulting fees of $32,966, insurance costs of $20,492, and depreciation costs of $17,250, offset partially by professional fees of $4,296, travel costs of $6,394, and general and administration costs of $3,901 as a result of reorganizing our administrative infrastructure.

For the year ended December 31, 2023, we had general and administrative expenses of $96,482 primarily due to professional fees of $36,499, consulting fees of $52,095, travel costs of $6,419, and general and administration costs of $1,500 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Expense

Other expense for the year ended December 31, 2023 of $3,971 is comprised of interest expense. Other expense for the year ended December 31, 2023 of $574,780 is comprised of impairment of assets of $76,008, inventory adjustment of $40,175, and settlement of dispute of $500,000, offset partially by a gain on settlement of shares for services of $18,000 and other income of $23,403.

Net loss before income taxes

Net loss before income for year ended December 31, 2024 totaled $100,484 primarily due to (increases/decreases) in professional fees, consulting fees, travel costs, and general and administration costs compared to a loss of $805,021 for year ended December 31, 2023 primarily due to (increases/decreases) in professional fees, consulting fees, stock based compensation, depreciation, insurance costs, research and development costs, and general and administration costs.

Assets and Liabilities

Assets were $20,581 as of December 31, 2024. Assets consisted primarily of cash of $13,586 and other current assets of $6,995. Liabilities were $44,021 as of December 31, 2023. Liabilities consisted primarily of accounts payable and accrued expenses of $33,344, short-term note payable of $9,627, and other current liabilities of $1,050.

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

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,530,792 at December 31, 2024, had working capital deficit of $23,440 at December 31, 2024, had net losses of $100,484 and $805,021 for the years ended December 31, 2024 and 2023, respectively, and net cash used in operating activities of $89,370 and $76,529 for the years ended December 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a increase in cash flows for year ended December 31, 2024 of $11,155 resulting from cash provided by financing activities of $100,525, offset partially by cash used in operating activities of $89,370.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Net cash provided by (used in):
Operating activities	$(89,370)	$(76,529)
Investing activities	-	-
Financing activities	100,525	9,102
	$11,155	$(67,427)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Cash Flows from Operating Activities – For the year ended December 31, 2024, net cash used in operations was $89,370 compared to net cash used in operations of $76,529 for the year ended December 31, 2023. Net cash used in operations was primarily due to a net loss of $100,484 for the year ended December 31, 2024 and the changes in operating assets and liabilities of $11,114, primarily due to accounts payable and accrued expenses of $17,059 and other current liabilities of $1,050, offset partially by other current assets of $6,995.

For the year ended December 31, 2023, net cash used in operations of $76,529 was primarily due to a net loss of $805,021 and the changes in operating assets and liabilities of $59,123, primarily due to other current assets of $92,170 and inventory of $40,175, offset partially by short-term notes payable of $31,192 and accounts payable and accrued expenses of $42,030. In addition, net cash used in operating activities includes adjustments to reconcile net profit from depreciation expense of $17,250, impairment of assets of $76,008, issuance of common stock in settlement of dispute of $500,000, warrants issued for services of $30,348, and stock-based compensation – related party of $45,763.

Cash Flows from Investing Activities – For the years ended December 31, 2024 and 2023, net cash used in investing was none.

Cash Flows from Financing Activities – For years ended December 31, 2024, net cash provided by financing was $100,525 due to the issuance of common stock for cash of $100,000 and $525 advance from shareholder. For year ended December 31, 2023, cash flows provided by financing activities was $9,102 due to advance from shareholder.

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

Regulation D

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of March 7, 2025, a total of 2,750,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $275,000.

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

Stock Based Compensation

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

Warrants

On January 15, 2025, the Company granted 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to each of Mr. Patrick Adams, the Company’s Acting CEO and Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued totaling $134,902 (based on the Black Scholes valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Patrick Adams – Mr. Adams is the Acting CEO and Chairman of the Board for Family Office. Mr. Adams has been an executive in the financial services industry for over 38 years. Since 2008, Mr. Adams has been the CEO of PVG Asset Management Corporation.

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

Summary Compensation Table

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mr. Patrick Adams.(8)	2024	$-	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board	2023	$-	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-	$-

Ulderico Conte.(9)	2024	$-	$-	$-	$-	$-	$-
Director of Acquisitions and Board Member	2023	$-	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-	$-

Dr. Joseph V. Pergolizzi, Jr.(6)	2024	$-	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board	2023	$-	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$290,276	$-	$290,276

John Ballard(7)	2024	$-	$-	$-	$-	$-	$-
CFO & Director	2023	$-	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$120,000	$120,000

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(7)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(8)	Mr. Patrick Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023
(9)	Mr. Ulderico Conte was appointed Director of Acquisitions and Board member on November 17, 2023

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

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2024, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Outstanding Equity Awards

Our directors and officers do not have any unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(3)	(4)	(5)	($)

Mr. Patrick Adams	2024	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board (10)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Ulderico Conte	2024	$-	$-	$-	$-	$-
Director of Acquisitions and Board Member (11)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Dr. Joseph V. Pergolizzi, Jr.	2024	$-	$-	$-	$-	$-
Acting CEO and Chairman of the Board (6), (7)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$290,276	$-	$290,276

John Ballard	2024	$-	$-	$-	$-	$-
CFO and Director (6), (8)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$120,000	$120,000

Madding King	2024	$-	$-	$-	$-	$-
Director (6), (9)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Jim Holt	2024	$-	$-	$-	$-	$-
Director (6)	2023	$-	$-	$45,736	$-	$45,763
	2022	$-	$-	$-	$-	$-

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Holt was appointed as a member of the Company’s Board of Directors on June 29, 2021 and resigned from all positions in the Company on August 16, 2023.
(7)	Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.
(8)	Mr. Ballard resigned from all positions in the Company on January 7, 2023.
(9)	Mr. King resigned from all positions in the Company on November 15, 2022.
(10)	Mr. Patrick Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023.
(11)	Mr. Ulderico Conte was appointed Director of Acquisitions and Board member on November 17, 2023.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2024:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 28, 2025, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 23,189,950 shares of our common stock issued and outstanding as of March 7, 2025. Unless otherwise indicated, the address of each person listed below is in care of Family Office of America, Inc., 6898 S. University Blvd., Suite 100, Centennial, Colorado 80122.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Hill Blalock Jr.	Common Stock	7,221,045	31.1%
Sharon Adams (1)	Common Stock	1,132,689	4.9%
Austin Adams (2)	Common Stock	600,000	2.6%
John Ballard (3)	Common Stock	424,500	1.8%
Dr. Joseph Pergolizzi (4)	Common Stock	650,000	2.8%
Brian Joondeph	Common Stock	1,500,000	6.5%
PVG Asset Management (5)	Common Stock	1,250,000	5.4%
All Officers and Directors as a Group	Common Stock	-	-%

(1) Ms. Sharon Adams is deemed to be the beneficial owner of 1,132,689 shares held in the name of Echo Resources LLP. Ms. Adams is the mother of Austin Adams, the former sole officer and director of Family Office of America, Inc.

(2) Mr. Austin Adams is deemed to be the beneficial owner of 450,000 shares held in the name of Cynergy Brookline Healthcare Fund, LLC, and 150,000 shares held in the name of Cynergy Healthcare Investors Emerging Bridge LLC. Mr. Adams is a former officer and director of Family Office of America, Inc.

(3) John Ballard is the previous CFO and Director of the Company. Mr. Ballard resigned from all positions in the Company on January 7, 2023.

(4) Dr. Joseph Pergolizzi, the previous CEO and Director of the Company, is deemed to be the beneficial owner of 250,000 shares held in the name of the CreoMed Inc. Dr. Joseph Pergolizzi is sole officer and director of CreoMed Inc. CreoMed Inc. also has 400,000 warrants to purchase common stock exercisable at $0.50 per share for ten years. Dr. Pergolizzi resigned from all positions in the Company on December 30, 2022.

(5) Mr. Patrick Adams is deemed to be the beneficial owner of 1,250,000 shares held in the name of PVG Asset Management Corp. Mr. Adams is the Company’s CEO and director of Family Office of America, Inc. Mr. Adams also has 1,500,000 warrants to purchase common stock exercisable at $0.10 per share for five years and vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2024 and 2023 and changes during the years then ended:

2024 and 2023
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

	FY 2024	FY 2023
Audit Fees - Victor Mokuolu CPA PLLC	$20,116	$25,500
Total Fees	$20,116	$25,500

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

FAMILY OFFICE OF AMERICA, INC.

Dated: March 7, 2025	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

FAMILY OFFICE OF AMERICA, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Family Office of America, Inc. (formerly known as Qualis Innovations, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Family Office of America, Inc. (formerly known as Qualis Innovations, Inc.) (“the Company”) as of December 31, 2024, and December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for the two years ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, had a working capital deficit of $23,440 as of December 31, 2024, and had accumulated deficit of $4,530,792 and $4,430,308 as of December 31, 2024 and December 31, 2023 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the management and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

Houston, Texas

March 7, 2025
PCAOB ID: 6771

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$13,586	$2,431
Other current assets	6,995	-
Total current assets	20,581	2,431

Total assets	$20,581	$2,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$33,344	$16,285
Short-term – share settlement	-	500,000
Short-term note payable	9,627	9,102
Other current liabilities	1,050	-
Total current liabilities	44,021	525,387
Total liabilities	44,021	525,387

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 20,439,950 and 8,439,950 shares issued and outstanding at December 31, 2024 and 2023, respectively	20,440	8,440
Additional paid-in-capital	4,486,912	3,898,912
Accumulated deficit	(4,530,792)	(4,430,308)
Total stockholders’ deficit	(23,440)	(522,956)
Total liabilities and stockholders’ deficit	$20,581	$2,431

See accompanying notes to consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Net revenue	$-	$-

Gross Profit	$-	-

Operating expenses:
Research and development	-	1,500
Warrants issued for services	-	30,348
Stock based compensation - related party	-	45,763
General and administrative	96,513	152,630
Total operating expenses	96,513	230,241
Loss from operations	(96,513)	(230,241)

Operating (income) expenses:
Settlement of dispute	-	500,000
Impairment of assets	-	76,008
Inventory adjustment	-	40,175
Gain on cancellation of shares for services	-	(18,000)
Other expense (income)	3,971	(23,403)
Total other expenses	3,971	574,780

Loss before income taxes	(100,484)	(805,021)
Income taxes	-	-

Net loss	$(100,484)	$(805,021)

Net loss per share, basic and diluted	$(0.00)	$(0.09)

Weighted average number of shares outstanding
Basic and diluted	20,262,354	8,475,950

See accompanying notes to consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	8,475,950	$8,476	$3,840,765	$(3,625,287)	$223,954
Warrants issued to third parties in conjunction with services	-	-	30,348	-	30,348
Stock based compensation - related party	-	-	45,763	-	45,763
Cancellation of common stock for services	(36,000)	(36)	(17,964)		(18,000)
Net loss	-	-	-	(805,021)	(805,021)
Balance as of December 31, 2023	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)

Balance as of January 1, 2024	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000		500,000
Net loss	-	-	-	(100,484)	(100,484)
Balance as of December 31, 2024	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)

See accompanying notes to consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(100,484)	$(805,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	17,250
Impairment of assets	-	76,008
Warrants issued for services	-	30,348
Stock based compensation - related parties	-	45,763
Issuance of common stock in settlement of dispute	-	500,000
Changes in operating assets and liabilities:
Inventory	-	40,175
Other current assets	(6,995)	92,170
Accounts payable and accrued expenses	17,059	(42,030)
Short-term note payable	-	(31,192)
Other current liabilities	1,050	-
Net cash used in operating activities	(89,370)	(76,529)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advance from shareholder	525	9,102
Issuance of common stock for cash	100,000	-
Net cash provided by financing activities	100,525	9,102

Net (decrease) increase in cash	11,155	(67,427)

Cash at beginning of period	2,431	69,858
Cash at end of period	$13,586	$2,431

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with share agreement	$500,000	$-

See accompanying notes to consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

On December 17, 2024, the Company’s name was changed from “Qualis Innovations, Inc.” to “Family Office of America, Inc.” with the State of Nevada, and that name change (and accompanying stock ticker change from “QLIS” to “FOFA”) was processed by FINRA on or about December 23, 2024.

Family Office of America, Inc. (the “Company” or “Family Office”), formerly known as Qualis Innovations, Inc., Hoopsoft Development Corp., Yellowstone Mining, Inc. and Sky Digital Holding Corp. was incorporated in the State of Nevada on March 23, 2006 under the name Hoopsoft Development Corp (“Hoopsoft”). On January 12, 2007, the Company entered into an agreement and plan of merger (“Agreement and Plan of Merger”) with Yellowcake Mining, Inc. (“Yellowcake”), a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Agreement and Plan of Merger, Yellowcake merged with and into Hoopsoft, with Hoopsoft carrying on as the surviving corporation under the name “Yellowcake Mining, Inc.”

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

On February 13, 2018, a change of control occurred, and new officers and directors of the Company were appointed. The name change of ‘Sky Digital Stores Corp.’ (SKYC) to Family Office of America, Inc. and the 1 – 1,000 reverse split was announced on FINRA’s Daily List. Echo Resources LLLP took over control of Family Office owning 232,689 of the 396,650 common shares outstanding. Since that event Family Office did not have any business operations or any assets or liabilities.

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

On June 28, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among mPathix Health, Inc. (formerly EMF Medical Devices, Inc., a Delaware corporation) (“mPathix”) and Family Office. The closing of the transaction (the “Closing”) took place on June 29, 2021 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of mPathix. In exchange, the Company issued to the mPathix shareholder’s, their designees or assigns, an aggregate of 6,988,300 shares of Company common stock (the “Shares Component”) or 93.36% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at a valuation of $0.50 per share, and the Company issued warrants to purchase an additional 1,098,830 shares (698,830 warrants issued to the Company’s previous CEO and 400,000 to CreoMed which is beneficially owned by Dr. Joseph Pergolizzi, the Company’s acting CEO and chairman of the board) of the Company’s common stock, exercisable for 10 years at a $0.50 per share exercise price, subject to adjustment. In connection with the closing of the mPathix acquisition, the officers and directors of mPathix were appointed as the officers and directors of the Company. On June 29, 2021, the Company issued 496,650 common shares for the recapitalization of Family Office in conjunction with the reverse acquisition for a net book value of $0.

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Family Office was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Family Office’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,530,792 at December 31, 2024, had a working capital deficit of $23,440 and $522,956 at December 31, 2024 and December 31, 2023, respectively, had a net loss of $100,484 and $805,021 for years ended December 31, 2024 and 2023, respectively, and net cash used in operating activities of $89,370 and $76,529 for the years ended December 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the years ended December 31, 2024 and 2023, respectively.

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

With respect to the current status of the patent, there has been no movement during the period ended December 31, 2024 and to date. The Company has a disagreement with the specific vendor and the project relating to collection of data, testing and filing the patent application has been kept on hold. The Company and the vendor are trying to resolve this disagreement, about achieving a particular milestone, which they expect to be completed later in fiscal 2025.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2024, there were no financial instruments requiring fair value.

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

There were 1,710,000 and 1,710,000 dilutive securities outstanding for the years ended December 31, 2024 and 2023, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,102 under short term note payable in the accompanying Balance Sheets at December 31, 2024 and 2023, respectively. The Company received advances of $1,025 and $9,102 and had repayments of $500 and $0 for the years ended December 31, 2024 and 2023, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at December 31, 2024 and December 31, 2023.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 20,439,950 and 8,439,950 shares are outstanding at December 31, 2024 and December 31, 2023, respectively.

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

The following represents a summary of the warrants outstanding at December 31, 2024 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	1,490,000	$0.50	8.4	$-
Granted	100,000	0.05	3.0	52,000
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	1,590,000	$0.77	5.5	$101,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	1,590,000	$0.77	4.5	$2,000
Exercisable at December 31, 2024	1,590,000	$0.77	4.5	$2,000
Expected to be vested	1,590,000	$0.77	4.5	$2,000

*	Based on the fair value of the Company’s stock on December 31, 2024 and December 31, 2023, respectively

Options

The following represents a summary of the options outstanding at December 31, 2024 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2023	120,000	$0.50	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2023	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	120,000	$0.50	2.2	$-
Exercisable at December 31, 2024	120,000	$0.50	2.2	$-
Expected to be vested	120,000	$0.50	2.2	$-

*	Based on the fair value of the Company’s stock on December 31, 2024 and 2023, respectively

NOTE 6 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 5 and 9, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 7 – INCOME TAXES

At December 31, 2024, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $642,000 are available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	3.7%	3.7%
Permanent differences	0.0%	0.0%
Valuation allowance	(24.7)%	(24.7)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2024	2023

Deferred tax assets:
Net operating loss carry forwards	$642,350	$617,573
Depreciation and amortization	253,712	253,712
Impairment of Intangible asset	63,964	63,964
Stock based compensation	157,163	157,163
Valuation allowance	(1,117,189)	(1,092,412)
	$-	$-

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Years Ended December 31,
	2024	2023
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000
Warrants to purchase shares of common stock	490,000	490,000
Total potentially dilutive shares	1,710,000	1,710,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2024	2023
Net loss attributable to the common stockholders	$(100,484)	$(805,021)

Basic weighted average outstanding shares of common stock	20,262,354	8,475,950
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	20,262,354	8,475,950

Loss per share:
Basic and diluted	$(0.00)	$(0.09)

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

Consulting Agreement

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

Regulation D

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of March 7, 2025, a total of 2,750,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $275,000.

Warrants

On January 15, 2025, the Company granted 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to each of Mr. Patrick Adams, the Company’s Acting CEO and Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued totaling $134,902 (based on the Black Scholes valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date.

