Form 10-Q
period 2025-03-31
FAMILY OFFICE OF AMERICA, INC.
filed 2025-05-15
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

As of May 15, 2025, there were 26,689,950 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Family Office” refers to Family Office of America, Inc., formerly known as Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$565,222	$13,586
Other current assets	5,246	6,995
Total current assets	570,468	20,581

Total assets	$570,468	$20,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$38,753	$33,344
Short-term note payable	9,627	9,627
Other current liabilities	1,274	1,050
Total current liabilities	49,654	44,021
Total liabilities	49,654	44,021

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 26,189,950 and 20,439,950 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	26,190	20,440
Additional paid-in-capital	5,128,737	4,486,912
Accumulated deficit	(4,634,113)	(4,530,792)
Total stockholders’ equity (deficit)	520,814	(23,440)
Total liabilities and stockholders’ deficit	$570,468	$20,581

See accompanying notes to condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024

Net revenue	$-	$-

Gross Profit	$-	-

Operating expenses:
General and administrative	103,321	16,160
Total operating expenses	103,321	16,160
Loss from operations	(103,321)	(16,160)

Loss before income taxes	(103,321)	(16,160)
Income taxes	-	-

Net loss	$(103,321)	$(16,160)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	22,593,796	19,725,664

See accompanying notes to condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2024	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000		500,000
Net loss	-	-	-	(16,160)	(16,160)
Balance as of March 31, 2024	20,439,950	$20,440	$4,486,912	$(4,446,468)	$60,884

Balance as of January 1, 2025	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)
Issuance of common stock for cash	5,750,000	5,750	569,250	-	575,000
Warrants issued for compensation - related parties	-	-	72,575		72,575
Net loss	-	-	-	(103,321)	(103,321)
Balance as of March 31, 2025	26,189,950	$26,190	$5,128,737	$(4,634,113)	$520,814

See accompanying notes to condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(103,321)	$(16,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for compensation – related parties	72,575	-
Changes in operating assets and liabilities:
Inventory	-	-
Other current assets	1,749	-
Accounts payable and accrued expenses	5,409	4,300
Other current liabilities	224	-
Net cash used in operating activities	(23,364)	(11,860)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	575,000	100,000
Net cash provided by financing activities	575,000	100,000

Net increase in cash	551,636	88,140

Cash at beginning of period	13,586	2,431
Cash at end of period	$565,222	$90,571

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
None	$-	$-

See accompanying notes to condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Family Office was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the condensed consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Family Office’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

NOTE 2 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,634,113 at March 31, 2025, had working capital of $520,814 and a working capital deficit of $23,440 at March 31, 2025 and December 31, 2024, respectively, had a net loss of $103,321 and $16,160 for the three months ended March 31, 2025 and 2024, respectively, and net cash used in operating activities of $23,364 and $11,860 for the three months ended March 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the condensed consolidated financial statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the condensed consolidated financial statements. The more significant estimates and assumptions by management include among others: common stock valuation, amortization of intangible assets, depreciation of property and equipment, the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the condensed consolidated Statements of Operations.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s condensed consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not have a liability for unrecognized income tax benefits.

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three months ended March 31, 2025 and 2024, respectively.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2025, there were no financial instruments requiring fair value.

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

Segment Reporting

In accordance with ASC 280, “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to financial statements.

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

There were 4,680,000 and 1,710,000 dilutive securities outstanding for the three months ended March 31, 2025 and 2024, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

Employee Stock Based Compensation

Stock based compensation issued to employees and members of our board of directors is measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock-based compensation issued to employees, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our condensed consolidated statements of operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

Recently issued accounting updates are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,627 under short term note payable in the accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively. The Company received no advances and had no repayments for the three months ended March 31, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at March 31, 2025 and December 31, 2024.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 26,189,950 and 20,439,950 shares are outstanding at March 31, 2025 and December 31, 2024, respectively.

Common Stock

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of March 31, 2025, a total of 5,750,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $575,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to each of Mr. Patrick Adams, the Company’s Acting CEO and Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $72,575 for the three months ended March 31, 2025 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. The warrants will be revalued each reporting period.

The following represents a summary of the warrants outstanding at March 31, 2025 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	1,590,000	$0.77	5.5	$101,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	1,590,000	$0.77	4.5	$2,000
Granted	3,000,000	0.10	4.8	-
Exercised	-	-	-	-
Expired/Forfeited	(30,000)	-	-	-
Outstanding at March 31, 2025	4,560,000	$0.33	4.6	$7,000
Exercisable at March 31, 2025	2,560,000	$0.50	4.5	$7,000
Expected to be vested	4,560,000	$0.33	4.6	$7,000

*	Based on the fair value of the Company’s stock on March 31, 2025 and December 31, 2024, respectively

Options

The following represents a summary of the options outstanding at March 31, 2025 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2025	120,000	$0.50	2.0	$-
Exercisable at March 31, 2025	120,000	$0.50	2.0	$-
Expected to be vested	120,000	$0.50	2.0	$-

*	Based on the fair value of the Company’s stock on March 31, 2025 and December 31, 2024, respectively

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2025	2024
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000
Warrants to purchase shares of common stock	3,460,000	490,000
Total potentially dilutive shares	4,680,000	1,710,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2025	2024
Net loss attributable to the common stockholders	$(103,321)	$(16,160)

Basic weighted average outstanding shares of common stock	22,593,796	19,725,664
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	22,593,796	19,725,664

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2025 up through the date the condensed consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2025.

Common Stock

Subsequent to March 31, 2025, the Company sold 500,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.10 per share totaling $50,000.

PART I

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Family Office was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the condensed consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Family Office’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

The Company is an early-stage company that is focused on the acquisition of interests in CPA firms and receiving a portion of revenues from those firms and providing family office services to these CPA clients. Family offices are different from traditional wealth management shops in that they offer a total solution to managing the financial and investment needs of an affluent individual or family. For example, in addition to financial planning and investment management, many family offices offer budgeting, insurance, charitable giving, wealth transfer planning, tax services, and more.

The CPA industry is very large and is estimated to be $147.5 billion in 2023, with 1.44 million CPAs in the U.S. (Statista Research Department).

It is estimated that 75% of CPAs have reached retirement age (AICPA). In 2010, approximately 50,000 people took the CPA exam and by 2021 only 32,000 took the exam. The Company believes there is a shortage of CPAs. Consolidation and automation will likely be necessary. These additional services provided to their clients will help expand revenues.

With so many CPA’s expected to retire over the next 10 years, the Company provides a succession plan and a very attractive path with an easy transition for clients. Our structure is attractive for CPA’s wishing to grow as well as those looking to retire. FOFA’s philosophy is to be professional, respectful, fair, and helpful.

At Family Office of America, we bring a team of professionals to provide clients with integrated services to empower financial success. It is not just for the uber-wealthy.

The Company desires to purchase a minority or as much as 100% of a CPA practice with a significant portion in cash. The CPA practice would own a portion of a wealth management entity and receive distributions as an owner. The Company plans to retain ownership in each Family office vertical for example the wealth advisory firm. Smaller firms can come under the Family Office of America platform, benefit greatly from the platform services, and have an exit strategy.

The wealth management industry is highly competitive and is comprised of many players. We will compete directly with some of the largest financial service companies, as well as some of the smallest. We will primarily compete on the basis of several factors, including our level of service, the quality of our advice, independence, stability, performance results, breadth of our capabilities and fees.

The Company provides the following services:

●	CPA Services
●	Tax planning and preparation
●	Wealth Management
●	Asset Management
●	Estate Planning
●	Asset Protection
●	Insurance Consulting
●	Investment Banking

The Company structure and service fees would be as follows:

Flow Chart

FAMILY OFFICE OF AMERICA (Public Entity)
FAMILY OFFICE OF FLORIDA
FAMILY OFFICE OF Miami
FAMILY OFFICE OF NEW JERSEY
FAMILY OFFICE OF COLORADO
Platform Miami CPA (Independent Firm)
CPA FIRM
CPA FIRM
CPA FIRM
CPA FIRM

3

Family Office of America owns Family Office of Florida Ltd.

Family Office of Florida has a platform CPA firm in Miami and partner in Family Office of Miami.

The platform CPA firm receives fees from Family Office of Miami.

Family Office of Miami offers an array of services including Wealth Management.

Family Office of Florida acquires other CPA firms and Miami CPA platform can integrate the CPA firm into their practice, thus expanding the platform CPA and the Family Office of Miami.

Service Agreement is paid to the CPA platform firm from Miami Family Office and a Platform Fee is paid to Family Office of Florida.

In the future, the Company intends to open offices in the following cities:

●	Phoenix, AZ
●	Centennial, CO
●	Houston, TX
●	Nashville, TN
●	Charlotte, NC
●	Orlando, FL
●	Ft. Lauderdale, FL
●	Cocoa Beach, FL

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,627 under short term note payable in the accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively. The Company received no advances and had no repayments for the three months ended March 31, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

Common Stock

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of April 30, 2025, a total of 6,250,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $625,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to each of Mr. Patrick Adams, the Company’s Acting CEO and Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $72,575 for the three months ended March 31, 2025 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date.

The warrants will be revalued each reporting period.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	103,321	16,160
Other expense	-	-
Net loss before income taxes	$(103,321)	$(16,160)

Revenues

For the three months ended March 31, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended March 31, 2025 and 2024, we had no cost of sales.

Operating expenses

Operating expenses increased by $87,161, or 539.4%, to $103,321 for three months ended March 31, 2025 from $16,160 for the three months ended March 31, 2024 primarily due to an increase in consulting fees of $83,355, travel costs of $153, professional fees of $3,650, and general and administration costs of $3, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2025, we had general and administrative expenses of $103,321 primarily due to consulting fees of $91,825, professional fees of $10,969, travel costs of $153, and general and administration costs of $374 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2024, we had general and administrative expenses of $16,160 primarily due to consulting fees of $8,470, professional fees of $7,319, and general and administration costs of $371 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended March 31, 2025 and 2024 was none.

Net loss before income taxes

Net loss before income for three months ended March 31, 2025 totaled $103,321 primarily due to (increases/decreases) in professional fees, consulting fees, travel costs, and general and administration costs compared to a loss of $16,160 for three months ended March 31, 2024 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs.

Assets and Liabilities

Assets were $570,468 as of March 31, 2025. Assets consisted primarily of cash of $565,222 and other current assets of $5,246. Liabilities were $49,654 as of March 31, 2025. Liabilities consisted primarily of accounts payable and accrued expenses of $38,753, short-term note payable of $9,627, and other current liabilities of $1,274.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,634,113 at March 31, 2025, had working capital of $520,814 at March 31, 2025, had net losses of $103,321 and $16,160 for the three months ended March 31, 2025 and 2024, respectively, and net cash used in operating activities of $23,364 and $11,860 for the three months ended March 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

General – Overall, we had an increase in cash flows for three months ended March 31, 2025 of $551,636 resulting from cash provided by financing activities of $575,000, offset partially by cash used in operating activities of $23,364.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Net cash provided by (used in):
Operating activities	$(23,364)	$(11,860)
Investing activities	-	-
Financing activities	575,000	100,000
	$551,636	$88,140

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Cash Flows from Operating Activities – For the three months ended March 31, 2025, net cash used in operations was $23,364 compared to net cash used in operations of $11,860 for the three months ended March 31, 2024. Net cash used in operations was primarily due to a net loss of $103,321 for the three months ended March 31, 2025 and the changes in operating assets and liabilities of $7,382, primarily due to accounts payable and accrued expenses of $5,409, other current liabilities of $224, and other current assets of $1.749. In addition, net cash used in operating activities includes adjustments to reconcile net profit from warrants issued for compensation – related parties of $72,575.

For the three months ended March 31, 2024, net cash used in operations was primarily due to a net loss of $16,160 and the changes in operating assets and liabilities of $4,300, primarily due to accounts payable and accrued expenses of $4,300.

Cash Flows from Investing Activities – For the three months ended March 31, 2025 and 2024, net cash used in investing was none.

Cash Flows from Financing Activities – For the three months ended March 31, 2025, net cash provided by financing was $575,000 due to the issuance of common stock for cash of $575,000. For three months ended March 31, 2024, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash.

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

Regulation D

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of April 30, 2025, a total of 6,250,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $625,000.

Common Stock

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to each of Mr. Patrick Adams, the Company’s Acting CEO and Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $72,575 for the three months ended March 31, 2025 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. The warrants will be revalued each reporting period.

Capital Expenditures

Other Capital Expenditures

We expect to purchase approximately $30,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

Critical Accounting Policies

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below.

The following are deemed to be the most critical accounting policies affecting the Company.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: allocation of payroll expense to research and development and warrant valuation. The Company calculates the fair value of warrants using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Refer to Note 8 in the accompanying notes to the condensed consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (March 31, 2025), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of April 30, 2025, a total of 6,250,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $625,000. The Company sold 1,250,000 shares on January 24, 2025, 1,500,000 shares on February 6, 2025, 1,000,000 shares on March 5, 2025, 2,000,000 shares on March 27, 2025, and 500,000 shares on April 16, 2025.

On January 15, 2025, the Company granted 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to each of Mr. Patrick Adams, the Company’s Acting CEO, and Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $72,575 for the three months ended March 31, 2025 (based on the Binomial valuation model on the date of grant). The warrants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. The warrants will be revalued each reporting period

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

Item 3. Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1 *	Articles of Incorporation
3.2 *	Certificate of Amendment to Articles of Incorporation (changing name to Qualis Innovations, Inc)
3.3 *	Bylaws
10.1*	Letter License Agreement by and between the Company’s subsidiary, mPathix Health, Inc., and Life Care Medical Devices Limited, a Delaware corporation, dated June 3, 2021
31.1	Certification of CEO and CFO.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO
101.	INS Inline XBRL Instance Document
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

FAMILY OFFICE OF AMERICA, INC.

Dated: May 15, 2025	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

