Form 10-Q
period 2025-06-30
FAMILY OFFICE OF AMERICA, INC.
filed 2025-08-13
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 27,102,004 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Family Office” refers to Family Office of America, Inc., formerly known as Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

FAMILY OFFICE OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$585,273	$13,586
Other current assets	3,498	6,995
Total current assets	588,771	20,581

Total assets	$588,771	$20,581

LIABILITIES AND STOCKHOLDERS’ EQUIY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$23,247	$33,344
Short-term note payable	9,627	9,627
Other current liabilities	1,501	1,050
Total current liabilities	34,375	44,021
Total liabilities	34,375	44,021

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 26,989,950 and 20,439,950 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	26,990	20,440
Additional paid-in-capital	5,256,747	4,486,912
Accumulated deficit	(4,729,341)	(4,530,792)
Total stockholders’ equity (deficit)	554,396	(23,440)
Total liabilities and stockholders’ equity (deficit)	$588,771	$20,581

See accompanying notes to condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Warrants for services	34,540	-	34,540	-
Stock based compensation - related parties	86,845	-	14,270	-
General and administrative	81,400	46,035	50,508	30,102
Total operating expenses	202,785	46,035	99,318	30,102
Loss from operations	(202,785)	(46,035)	(99,318)	(30,102)

Other expense (income):
Interest (income)	(4,236)	1,353	(4,090)	1,126
Total operating expense (income)	(4,236)	1,353	(4,090)	1,126

Loss before income taxes	(198,549)	(47,388)	(95,228)	(31,228)
Income taxes	-	-	-	-

Net loss	$(198,549)	$(47,388)	$(95,228)	$(31,228)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	24,667,148	20,082,807	26,740,499	20,439,950

See accompanying notes to condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2024	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000	-	500,000
Net loss	-	-	-	(16,160)	(16,160)
Balance as of March 31, 2024	20,439,950	$20,440	$4,486,912	$(4,446,468)	$60,884

Net loss	-	-	-	(31,228)	(31,228)
Balance as of June 30, 2024	20,439,950	$20,440	$4,486,912	$(4,477,696)	$29,656

Balance as of January 1, 2025	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)
Issuance of common stock for cash	5,750,000	5,750	569,250	-	575,000
Warrants issued for compensation - related parties	-	-	72,575	-	72,575
Net loss	-	-	-	(103,321)	(103,321)
Balance as of March 31, 2025	26,189,950	$26,190	$5,128,737	$(4,634,113)	$520,814

Issuance of common stock for cash	800,000	800	79,200	-	80,000
Warrants issued for services	-	-	34,540	-	34,540
Warrants issued for compensation - related parties	-	-	14,270	-	14,270
Net loss	-	-	-	(95,228)	(95,228)
Balance as of June 30, 2025	26,989,950	$26,990	$5,256,747	$(4,729,341)	$554,396

See accompanying notes to condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(198,549)	$(47,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	34,540	-
Warrants issued for compensation - related parties	86,845	-
Other current assets	3,497	(500)
Accounts payable and accrued expenses	(10,097)	1,939
Other current liabilities	451	6,474
Net cash used in operating activities	(83,313)	(39,475)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	655,000	100,000
Net cash provided by financing activities	655,000	100,000

Net (decrease) increase in cash	571,687	60,525

Cash at beginning of period	13,586	2,431
Cash at end of period	$585,273	$62,956

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with share agreement	$-	$500,000

See accompanying notes to condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 included in the Form 10-K filed with the SEC on March 10, 2025. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,729,341 at June 30, 2025, had working capital of $554,396 and a working capital deficit of $23,440 at June 30, 2025 and December 31, 2024, respectively, had a net loss of $95,228 and $198,549, and $31,228 and $47,388 for the three and six months ended June 30, 2025 and 2024, respectively, and net cash used in operating activities of $83,313 and $39,475 for the six months ended June 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and six months ended June 30, 2025 and 2024, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2025, there were no financial instruments requiring fair value.

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

There were 6,180,000 and 1,710,000, and 6,180,000 and 1,710,000 dilutive securities outstanding for the three and six months ended June 30, 2025 and 2024, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

Stock Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), stock-based compensation issued to employees, consultants, and members of our board of directors is measured at the date of grant based on the estimated fair value of the award (market prices or price of recently sold securities), net of estimated forfeitures. The grant date fair value of a stock-based award is recognized as an expense over the requisite service period of the award on a straight-line basis.

For purposes of determining the variables used in the calculation of stock-based compensation, the Company performs an analysis of current market data and historical data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Binomial valuation option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations. The Company recognizes actual forfeitures in the period that they occur. Actual forfeitures could also have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 did not have an impact on the Company’s financial statements.

In November 2023 the FASB issued ASU 2023-07 (ASU 2023-07), Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

●	significant to the segment,
●	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
●	included in the reported measure of segment profit or loss.

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10 K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 did not have an impact on the Company’s financial statements since it operates in one reportable segment and has yet to generate revenues.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

NOTE 4 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,627 under short term note payable in the accompanying condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. The Company received no advances and had no repayments for the three and six months ended June 30, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at June 30, 2005 and December 31, 2024.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 26,989,950 and 20,439,950 shares are outstanding at June 30, 2025 and December 31, 2024, respectively.

Common Stock

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of June 30, 2025, a total of 6,550,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $655,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2025 and 2024, the Company recognized $14,270 and $86,845 under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2025 and 2024, the Company recognized $34,540 and $34,540 under warrants for services in the condensed consolidated statements of operations.

The following represents a summary of the warrants outstanding at June 30, 2025 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	1,590,000	$0.77	5.5	$2,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	1,590,000	$0.77	4.5	$23,670
Granted	4,500,000	0.10	4.7	2,620,800
Exercised	-	-	-	-
Expired/Forfeited	(30,000)	-	-	-
Outstanding at June 30, 2025	6,060,000	$0.27	4.5	$2,813,720
Exercisable at June 30, 2025	3,059,667	$0.44	4.4	$1,066,326
Expected to be vested	6,060,000	$0.27	4.5	$2,813,720

*	Based on the fair value of the Company’s stock on June 30, 2025 and December 31, 2024, respectively

Options

The following represents a summary of the options outstanding at June 30, 2025 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2025	120,000	$0.50	1.7	$-
Exercisable at June 30, 2025	120,000	$0.50	1.7	$-
Expected to be vested	120,000	$0.50	1.7	$-

*	Based on the fair value of the Company’s stock on June 30, 2025 and December 31, 2024, respectively

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on various dates in fiscal year 2022 and 2025	4,960,000	490,000	4,960,000	490,000
Total potentially dilutive shares	6,180,000	1,710,000	6,180,000	1,710,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024

Net loss attributable to the common stockholders	$(198,549)	$(47,388)	$(95,228)	$(31,228)

Basic weighted average outstanding shares of common stock	24,667,148	20,082,807	26,740,499	20,439,950
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	24,667,148	20,082,807	26,740,499	20,439,950

Loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date the condensed consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2025, except for the following:

Warrants

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date.

Conversion of short-term note payable

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

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

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,627 under short term note payable in the accompanying condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. The Company received no advances and had no repayments for the three and six months ended June 30, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand. On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

Common Stock

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of June 30, 2025, a total of 6,550,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $655,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2025 and 2024, the Company recognized $14,270 and $86,845 under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2025 and 2024, the Company recognized $34,540 and $34,540 under warrants for services in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

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

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	99,318	30,102
Other (income) expense	(4,090)	1,126
Net loss before income taxes	$(95,228)	$(31,228)

Revenues

For the three months ended June 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended June 30, 2025 and 2024, we had no cost of sales.

Operating expenses

Operating expenses increased by $34,676, or 115.2%, to $99,318 for three months ended June 30, 2025 from $30,102 for the three months ended June 30, 2024 primarily due to increases in consulting fees of $17,750, professional fees of $2,021, travel costs of $186, warrants for services of $34,540, stock based compensation - related parties of $14,270, and general and administration costs of $449 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2025, we had warrants for services of $34,540, stock based compensation - related parties of $14,270, and general and administrative expenses of $50,508 primarily due to consulting fees of $29,250, professional fees of $19,142, travel costs of $186, and general and administration costs of $1,930 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2024, we had general and administrative expenses of $30,102 primarily due to consulting fees of $11,500, professional fees of $17,121, and general and administration costs of $1,481 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other (income) expense for the three months ended June 30, 2025 totaled $4,090 primarily due to interest income compared to other expense of $1,126 due to interest expense.

Net loss before income taxes

Net loss before income for three months ended June 30, 2025 totaled $95,228 primarily due to (increases/decreases) in warrants for services, stock based compensation - related parties, professional fees, consulting fees, travel costs, and general and administration costs compared to a loss of $31,228 for three months ended June 30, 2024 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs.

Assets and Liabilities

Assets were $588,771 as of June 30, 2025. Assets consisted primarily of cash of $585,273 and other current assets of $3,498. Liabilities were $34,375 as of June 30, 2025. Liabilities consisted primarily of accounts payable and accrued expenses of $23,247, short-term note payable of $9,627, and other current liabilities of $1,501.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2025 and 2024. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	202,785	46,035
Other (income) expense	(4,236)	1,353
Net loss before income taxes	$(198,549)	$(47,388)

Revenues

For the six months ended June 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the six months ended June 30, 2025 and 2024, we had no cost of sales.

Operating expenses

Operating expenses increased by $156,750, or 340.5%, to $202,785 for six months ended June 30, 2025 from $46,035 for the six months ended June 30, 2024 primarily due to increases in warrants for services of $34,540, stock based compensation - related parties of $86,845, consulting fees of $28,530, professional fees of $5,854, travel costs of $338, and general and administration costs of $643, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2025, we had warrants for services of $34,540, stock based compensation - related parties of $86,845, general and administrative expenses of $81,400 primarily due to consulting fees of $48,500, professional fees of $30,112, travel costs of $338, and general and administration costs of $2,450 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2024, we had general and administrative expenses of $46,035 primarily due to consulting fees of $19,970, professional fees of $24,258, and general and administration costs of $1,807 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other (income) expense for the six months ended June 30, 2025 totaled $4,236 primarily due to interest income compared to other expense of $1,353 due to interest expense.

Net loss before income taxes

Net loss before income for the six months ended June 30, 2025 totaled $198,549 primarily due to (increases/decreases) in warrants for services, stock based compensation - related parties, professional fees, consulting fees, and general and administration costs compared to a loss of $47,388 for the six months ended June 30, 2024 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,729,341 at June 30, 2025, had working capital of $554,396 and a working capital deficit of $23,440 at June 30, 2025 and December 31, 2024, respectively, had a net loss of $95,228 and $198,549, and $31,228 and $47,388 for the three and six months ended June 30, 2025 and 2024, respectively, and net cash used in operating activities of $83,313 and $39,475 for the six months ended June 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for three months ended June 30, 2025 of $571,687 resulting from cash provided by financing activities of $655,000, offset partially by cash used in operating activities of $83,313.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Net cash provided by (used in):
Operating activities	$(83,313)	$(39,475)
Investing activities	-	-
Financing activities	655,000	100,000
	$571,687	$60,525

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Cash Flows from Operating Activities – For the six months ended June 30, 2025, net cash used in operations was $83,313 compared to net cash used in operations of $39,475 for the six months ended June 30, 2024. Net cash used in operations was primarily due to a net loss of $198,549 for the six months ended June 30, 2025 and the changes in operating assets and liabilities of $6,149, primarily due to accounts payable and accrued expenses of $10,097, offset primarily by other current assets of $3,497 and other current liabilities of $451. In addition, net cash used in operating activities includes adjustments to reconcile net profit from warrants for services of $34,540 and warrants issued for compensation - related parties of $86,845.

For the six months ended June 30, 2024, net cash used in operations was primarily due to a net loss of $47,388 and the changes in operating assets and liabilities of $7,913, primarily due to accounts payable and accrued expenses of $1,939 and other current liabilities of $6,474.

Cash Flows from Investing Activities – For the six months ended June 30, 2025 and 2024, net cash used in investing was none.

Cash Flows from Financing Activities – For the six months ended June 30, 2025, net cash provided by financing was $655,000 due to the issuance of common stock for cash of $655,000. For six months ended June 30, 2024, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash.

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

Regulation D

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of April 30, 2025, a total of 6,550,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $655,000.

Common Stock

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2025 and 2024, the Company recognized $14,270 and $86,845 under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2025 and 2024, the Company recognized $34,540 and $34,540 under warrants for services in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: allocation of payroll expense to research and development and warrant valuation. The Company calculates the fair value of warrants using the Binomial valuation option-pricing method. The Binomial valuation option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value of the underlying common stock on the date of grant. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2025), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date.

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

FAMILY OFFICE OF AMERICA, INC.

Dated: August 13, 2025	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

