Form 10-Q
period 2025-09-30
FAMILY OFFICE OF AMERICA, INC.
filed 2025-11-14
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 29,702,004 shares of common stock outstanding.

FAMILY OFFICE OF AMERICA, INC AND SUBSIDIARIES

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Family Office” refers to Family Office of America, Inc., formerly known as Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

FAMILY OFFICE OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$827,598	$13,586
Other current assets	1,749	6,995
Total current assets	829,347	20,581

Total assets	$829,347	$20,581

LIABILITIES AND STOCKHOLDERS’ EQUIY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$25,682	$33,344
Short-term note payable	-	9,627
Other current liabilities	-	1,050
Total current liabilities	25,682	44,021
Total liabilities	25,682	44,021

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 29,702,004 and 20,439,950 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	29,702	20,440
Additional paid-in-capital	5,554,248	4,486,912
Accumulated deficit	(4,780,285)	(4,530,792)
Total stockholders’ equity (deficit)	803,665	(23,440)
Total liabilities and stockholders’ equity (deficit)	$829,347	$20,581

See accompanying notes to condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
Warrants for services	49,278	-	14,738	-
Stock based compensation - related parties	101,115	-	14,270	-
General and administrative	107,562	67,473	26,161	21,438
Total operating expenses	257,955	67,473	55,169	21,438
Loss from operations	(257,955)	(67,473)	(55,169)	(21,438)

Other expense (income):
Interest (income)	(8,462)	2,591	(4,225)	1,238
Total operating expense (income)	(8,462)	2,591	(4,225)	1,238

Loss before income taxes	(249,493)	(70,064)	(50,944)	(22,676)
Income taxes	-	-	-	-

Net loss	$(249,493)	$(70,064)	$(50,944)	$(22,676)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	25,578,724	20,202,724	27,326,203	20,439,950

See accompanying notes to condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2024	8,439,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000	-	500,000
Net loss	-	-	-	(16,160)	(16,160)
Balance as of March 31, 2024	20,439,950	$20,440	$4,486,912	$(4,446,468)	$60,884

Net loss	-	-	-	(31,228)	(31,228)
Balance as of June 30, 2024	20,439,950	$20,440	$4,486,912	$(4,477,696)	$29,656

Net loss	-	-	-	(22,676)	(22,676)
Balance as of September 30, 2024	20,439,950	$20,440	$4,486,912	$(4,500,372)	$6,980

Balance as of January 1, 2025	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)
Issuance of common stock for cash	5,750,000	5,750	569,250	-	575,000
Warrants issued for compensation - related parties	-	-	72,575	-	72,575
Net loss	-	-	-	(103,321)	(103,321)
Balance as of March 31, 2025	26,189,950	$26,190	$5,128,737	$(4,634,113)	$520,814

Issuance of common stock for cash	800,000	800	79,200	-	80,000
Warrants issued for services	-	-	34,540	-	34,540
Warrants issued for compensation - related parties	-	-	14,270	-	14,270
Net loss	-	-	-	(95,228)	(95,228)
Balance as of June 30, 2025	26,989,950	$26,990	$5,256,747	$(4,729,341)	$554,396

Issuance of common stock for cash	2,600,000	2,600	257,400	-	260,000
Warrants issued for services	-	-	14,738	-	14,738
Warrants issued for compensation - related parties	-	-	14,270	-	14,270
Common stock issued in conjunction with conversion of short-term note payable and accrued interest	112,054	112	11,093	-	11,205
Net loss	-	-	-	(50,944)	(50,944)
Balance as of September 30, 2025	29,702,004	$29,702	$5,554,248	$(4,780,285)	$803,665

See accompanying notes to condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(249,493)	$(70,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	49,278	-
Warrants issued for compensation - related parties	101,115	-
Other current assets	5,246	-
Accounts payable and accrued expenses	(7,662)	12,991
Other current liabilities	528	821
Net cash used in operating activities	(100,988)	(56,252)

Cash flows from investing activities:
None	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock for cash	915,000	100,000
Advance from shareholder	-	525
Net cash provided by financing activities	915,000	100,525

Net (decrease) increase in cash	814,012	44,273

Cash at beginning of period	13,586	2,431
Cash at end of period	$827,598	$46,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in conjunction with conversion of short-term note payable and accrued interest	$11,205	$-
Common stock issued in conjunction with share agreement	$-	$500,000

See accompanying notes to condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Family Office of Maryland, LLC

Family Office of Maryland, LLC (“FO Maryland”), a Colorado corporation was incorporated on September 23, 2025 as a subsidiary of the Company. FO Maryland is engaged in the business of providing family office services, including but not limited to financial planning, investment management, tax preparation, bookkeeping, and related non-attest accounting services, primarily in Maryland. The Members’ ownership interests are Family Office of America Inc. of 100%. Major decisions require approval by Members holding a majority of the Membership Interests (i.e., greater than 50%). Profits and losses shall be allocated to the Members in proportion to their Membership Interests.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,780,285 at September 30, 2025, had working capital of $803,665 and a working capital deficit of $23,440 at September 30, 2025 and December 31, 2024, respectively, had a net loss of $50,944 and $249,493, and $22,676 and $70,064for the three and nine months ended September 30, 2025 and 2024, respectively, and net cash used in operating activities of $100,988 and $56,252 for the nine months ended September 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The Company consolidates all entities that we control by ownership of a majority voting interest. We eliminate from our financial results all significant intercompany transactions.

Ownership interests in the Company’s subsidiaries held by parties other than the Company are presented separately from the Company’s equity in the consolidated balance sheets as “noncontrolling interests.” The amount of consolidated net loss attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of operations.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2025, there were no financial instruments requiring fair value.

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

There were 6,370,000 and 6,370,000, and 1,710,000 and 1,710,000 dilutive securities outstanding for the three and nine months ended September 30, 2025 and 2024, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

NOTE 4 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,627 under short term note payable in the accompanying condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively. The Company received no advances and had no repayments for the three and nine months ended September 30, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holder.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at September 30, 2025 and December 31, 2024.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 29,702,004 and 20,439,950 shares are outstanding at September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the Company has not issued an aggregate 2,712,054 common shares to six shareholders (a total of 112,054 to related parties and 2,600,000 to a third parties). These shares are reflected in the weighted-average shares outstanding and included in the Company’s outstanding shares balance of 29,702,054.

Common Stock

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of September 30, 2025, a total of 9,150,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $915,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $14,270 and $101,115 under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $8,290 and $42,830 under warrants for services in the condensed consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $6,448 and $6,448 under warrants for services in the condensed consolidated statements of operations.

The following represents a summary of the warrants outstanding at September 30, 2025 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	1,590,000	$0.77	5.5	$2,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	1,590,000	$0.77	4.5	$23,670
Granted	4,750,000	0.10	4.4	2,766,400
Exercised	-	-	-	-
Expired/Forfeited	(90,000)	-	-	-
Outstanding at September 30, 2025	6,250,000	$0.26	4.3	$2,959,320
Exercisable at September 30, 2025	3,083,000	$0.42	4.2	$1,114,859
Expected to be vested	6,250,000	$0.26	4.3	$2,959,320

*	Based on the fair value of the Company’s stock on September 30, 2025 and December 31, 2024, respectively

Options

The following represents a summary of the options outstanding at September 30, 2025 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at September 30, 2025	120,000	$0.50	1.5	$-
Exercisable at September 30, 2025	120,000	$0.50	1.5	$-
Expected to be vested	120,000	$0.50	1.5	$-

*	Based on the fair value of the Company’s stock on September 30, 2025 and December 31, 2024, respectively

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on various dates in fiscal year 2022 and 2025	5,150,000	490,000	5,150,000	490,000
Total potentially dilutive shares	6,370,000	1,710,000	6,370,000	1,710,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024

Net loss attributable to the common stockholders	$(249,493)	$(70,064)	$(50,944)	$(22,676)

Basic weighted average outstanding shares of common stock	25,578,724	20,202,724	27,326,203	20,439,950
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	25,578,724	20,202,724	27,326,203	20,439,950

Loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025 up through the date the condensed consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2025, except for the following:

Asset Purchase Agreement

On October 1, 2025, FO Maryland entered into an Asset Purchase Agreement (“Agreement”) with Toone & Associates, LLP, a Maryland limited liability partnership (“Seller”), in which FO Maryland acquired certain assets of the Seller related to the non-attest services only (services such as tax preparation, bookkeeping, advisory, or compilations without an attest report and is not considered a CPA firm under the Uniform Accountancy Act or state regulations).

The acquired assets include all right, title, and interest in and to the assets of the Seller related to the accounting services portion of the business, including but not limited to:

1.	all client lists, contracts, and relationships related to accounting services;
2.	all tangible personal property with the clients relationships, equipment, furniture, fixtures, and supplies used in the accounting services;
3.	all intellectual property, including trademarks, copyrights, software, and know-how related to accounting services;
4.	all accounts receivable arising from accounting services;
5.	all goodwill associated with the accounting services; and
6.	all books, records, and files related thereto; but expressly excluding the excluded assets:

(a)	only assets directly related to the litigation services portion of the Business;
(b)	cash and cash equivalents;
(c)	corporate records not related to the Acquired Assets;
(d)	tax refunds; and
(e)	any other assets not expressly included in the Acquired Assets

In addition, FO Maryland shall assume only the following liabilities:

1.	obligations under client contracts related to accounting services that arise after the Closing Date; and
2.	accounts payable related to the acquired assets accruing after the Closing Date.
3.	The Buyer shall not assume any excluded liabilities (as defined).

The aggregate purchase price for the acquired assets shall be One Million Five Hundred Thousand Dollars ($1,500,000) (the “Purchase Price”), payable as follows:

1.	Seven Hundred Fifty Thousand Dollars ($750,000) at Closing;
2.	Four Hundred Fifty Thousand Dollars ($450,000) on October 1, 2026; and
3.	Three Hundred Thousand Dollars ($300,000) on May 1, 2027.

The Purchase Price shall be subject to adjustment based on the actual revenue and EBITDA generated by the acquired assets during the twelve (12)-month period following the closing date (the “Measurement Period”). If the actual revenue during the Measurement Period is less than One Million Five Hundred Thousand Dollars ($1,500,000) by five percent (5%) or more, or if the actual EBITDA is less than Five Hundred Thousand Dollars ($500,000) by ten percent (10%) or more, the Purchase Price shall be reduced on a dollar-for-dollar basis by the amount of such shortfall(s), prorated across the remaining payments. The parties shall cooperate in good faith to calculate such adjustments, with final determination by an independent accountant if disputed. Any adjustment shall be applied first to reduce the second payment, then the final payment, as applicable’

FO Maryland intends to retain the services of Bruce Toone as a consultant and manager (“Consultant”) for a period of two full tax seasons, the terms of which are as follows:

The Consultant shall provide public accounting services to the Company, including but not limited to tax preparation, financial reporting, bookkeeping, training of staff and Buyer to manage the company and detail training of the staff in being able to answer questions of clients, office management services, and proactively helping Buyer to introduce Family Office Services to clients (collectively, the “Services”). The Services shall exclude audit services.

The term of this Agreement shall commence on the Effective Date and continue for a period of two (2) years (the “Initial Term”), unless earlier terminated (as defined). Upon expiration of the Initial Term, this Agreement may be renewed for additional one (1) year periods upon mutual written agreement of the parties.

In consideration for the Services, the Company shall pay the Consultant a total annual fee of Two Hundred Sixteen Thousand Dollars ($216,000), payable in equal installments of Nine Thousand Dollars ($9,000) on the first (1st) and fifteenth (15th) day of each month.

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

Family Office of Maryland, LLC

Family Office of Maryland, LLC (“FO Maryland”), a Colorado corporation was incorporated on September 23, 2025 as a subsidiary of the Company. FO Maryland is engaged in the business of providing family office services, including but not limited to financial planning, investment management, tax preparation, bookkeeping, and related non-attest accounting services, primarily in Maryland. The Members’ ownership interests are Family Office of America Inc. of 100%. Major decisions require approval by Members holding a majority of the Membership Interests (i.e., greater than 50%). Profits and losses shall be allocated to the Members in proportion to their Membership Interests.

We eliminate from our financial results all significant intercompany transactions.

Ownership interests in the Company’s subsidiaries held by parties other than the Company are presented separately from the Company’s equity in the consolidated balance sheets as “noncontrolling interests.” The amount of consolidated net loss attributable to the Company and the noncontrolling interests are both presented on the face of the consolidated statements of operations.

Asset Purchase Agreement

On October 1, 2025, FO Maryland entered into an Asset Purchase Agreement (“Agreement”) with Toone & Associates, LLP, a Maryland limited liability partnership (“Seller”), in which FO Maryland acquired certain assets of the Seller related to the non-attest services only (services such as tax preparation, bookkeeping, advisory, or compilations without an attest report and is not considered a CPA firm under the Uniform Accountancy Act or state regulations).

The acquired assets include all right, title, and interest in and to the assets of the Seller related to the accounting services portion of the business, including but not limited to:

1.	all client lists, contracts, and relationships related to accounting services;
2.	all tangible personal property with the clients relationships, equipment, furniture, fixtures, and supplies used in the accounting services;
3.	all intellectual property, including trademarks, copyrights, software, and know-how related to accounting services;
4.	all accounts receivable arising from accounting services;
5.	all goodwill associated with the accounting services; and
6.	all books, records, and files related thereto; but expressly excluding the excluded assets:

(a)	only assets directly related to the litigation services portion of the Business;
(b)	cash and cash equivalents;
(c)	corporate records not related to the Acquired Assets;
(d)	tax refunds; and
(e)	any other assets not expressly included in the Acquired Assets

In addition, FO Maryland shall assume only the following liabilities:

1.	obligations under client contracts related to accounting services that arise after the Closing Date; and
2.	accounts payable related to the acquired assets accruing after the Closing Date.
3.	The Buyer shall not assume any excluded liabilities (as defined).

The aggregate purchase price for the acquired assets shall be One Million Five Hundred Thousand Dollars ($1,500,000) (the “Purchase Price”), payable as follows:

1.	Seven Hundred Fifty Thousand Dollars ($750,000) at Closing;
2.	Four Hundred Fifty Thousand Dollars ($450,000) on October 1, 2026; and
3.	Three Hundred Thousand Dollars ($300,000) on May 1, 2027.

The Purchase Price shall be subject to adjustment based on the actual revenue and EBITDA generated by the acquired assets during the twelve (12)-month period following the closing date (the “Measurement Period”). If the actual revenue during the Measurement Period is less than One Million Five Hundred Thousand Dollars ($1,500,000) by five percent (5%) or more, or if the actual EBITDA is less than Five Hundred Thousand Dollars ($500,000) by ten percent (10%) or more, the Purchase Price shall be reduced on a dollar-for-dollar basis by the amount of such shortfall(s), prorated across the remaining payments. The parties shall cooperate in good faith to calculate such adjustments, with final determination by an independent accountant if disputed. Any adjustment shall be applied first to reduce the second payment, then the final payment, as applicable’

FO Maryland intends to retain the services of Bruce Toone as a consultant and manager (“Consultant”) for a period of two full tax seasons, the terms of which are as follows:

The Consultant shall provide public accounting services to the Company, including but not limited to tax preparation, financial reporting, bookkeeping, training of staff and Buyer to manage the company and detail training of the staff in being able to answer questions of clients, office management services, and proactively helping Buyer to introduce Family Office Services to clients (collectively, the “Services”). The Services shall exclude audit services.

The term of this Agreement shall commence on the Effective Date and continue for a period of two (2) years (the “Initial Term”), unless earlier terminated (as defined). Upon expiration of the Initial Term, this Agreement may be renewed for additional one (1) year periods upon mutual written agreement of the parties.

In consideration for the Services, the Company shall pay the Consultant a total annual fee of Two Hundred Sixteen Thousand Dollars ($216,000), payable in equal installments of Nine Thousand Dollars ($9,000) on the first (1st) and fifteenth (15th) day of each month.

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $9,627 and $9,627 under short term note payable in the accompanying condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively. The Company received no advances and had no repayments for the three and nine months ended September 30, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand. On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

Common Stock

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of September 30, 2025, a total of 9,150,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $915,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

As of September 30, 2025, the Company has not issued an aggregate 2,712,054 common shares to six shareholders (a total of 112,054 to related parties and 2,600,000 to a third parties). These shares are reflected in the weighted-average shares outstanding and included in the Company’s outstanding shares balance of 29,702,054.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $14,270 and $101,115 under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $8,290 and $42,830 under warrants for services in the condensed consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $6,448 and $6,448 under warrants for services in the condensed consolidated statements of operations.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

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

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	55,169	21,438
Other (income) expense	(4,225)	1,238
Net loss before income taxes	$(50,944)	$(22,676)

Revenues

For the three months ended September 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended September 30, 2025 and 2024, we had no cost of sales.

Operating expenses

Operating expenses increased by $33,731, or 157.3%, to $55,169 for three months ended September 30, 2025 from $21,438 for the three months ended September 30, 2024 primarily due to increases in consulting fees of $5,225, travel costs of $870, warrants for services of $14,738, and stock based compensation - related parties of $14,270, offset primarily by professional fees of $605,and general and administration costs of $767 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2025, we had warrants for services of $14,738, stock based compensation - related parties of $14,270, and general and administrative expenses of $26,161 primarily due to consulting fees of $22,975, professional fees of $2,687, travel costs of $870, and general and administration costs of $371 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2024, we had general and administrative expenses of $21,438 primarily due to consulting fees of $17,750, professional fees of $3,292, and general and administration costs of $396 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other (income) expense for the three months ended September 30, 2025 totaled $4,225 primarily due to interest income compared to other expense of $1,238 due to interest expense.

Net loss before income taxes

Net loss before income for three months ended September 30, 2025 totaled $50,944 primarily due to (increases/decreases) in warrants for services, stock based compensation - related parties, professional fees, consulting fees, travel costs, and general and administration costs compared to a loss of $22,676 for three months ended September 30, 2024 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs.

Assets and Liabilities

Assets were $829,347 as of September 30, 2025. Assets consisted primarily of cash of $827,598 and other current assets of $1,749. Liabilities were $25,681 as of September 30, 2025. Liabilities consisted primarily of accounts payable.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2025 and 2024. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	257,955	67,473
Other (income) expense	(8,462)	2,591
Net loss before income taxes	$(249,493)	$(70,064)

Revenues

For the nine months ended September 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2025 and 2024, we had no cost of sales.

Operating expenses

Operating expenses increased by $190,482, or 282.3%, to $257,955 for nine months ended September 30, 2025 from $67,473 for the nine months ended September 30, 2024 primarily due to increases in warrants for services of $49,278, stock based compensation - related parties of $101,115, consulting fees of $33,755, professional fees of $3,963, travel costs of $1,208, and general and administration costs of $1,163, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the nine months ended September 30, 2025, we had warrants for services of $49,278, stock based compensation - related parties of $101,115, general and administrative expenses of $107,562 primarily due to consulting fees of $71,475, professional fees of $32,798, travel costs of $1,208, and general and administration costs of $2,081 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the nine months ended September 30, 2024, we had general and administrative expenses of $67,473 primarily due to consulting fees of $37,720, professional fees of $28,835, and general and administration costs of $918 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other (income) expense for the nine months ended September 30, 2025 totaled $8,462 primarily due to interest income compared to other expense of $2,591 due to interest expense.

Net loss before income taxes

Net loss before income for the nine months ended September 30, 2025 totaled $249,493 primarily due to (increases/decreases) in warrants for services, stock based compensation - related parties, professional fees, consulting fees, and general and administration costs compared to a loss of $70,064 for the nine months ended September 30, 2024 primarily due to (increases/decreases) in professional fees, consulting fees, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,780,285 at September 30, 2025, had working capital of $803,665 and a working capital deficit of $23,440 at September 30, 2025 and December 31, 2024, respectively, had a net loss of $50,944 and $249,493, and $22,676 and $70,064 for the three and nine months ended September 30, 2025 and 2024, respectively, and net cash used in operating activities of $100,988 and $56,252 for the nine months ended September 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for three months ended September 30, 2025 of $814,012 resulting from cash provided by financing activities of $915,000, offset partially by cash used in operating activities of $100,988.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Net cash provided by (used in):
Operating activities	$(100,988)	$(56,252)
Investing activities	-	-
Financing activities	915,000	100,525
	$814,012	$44,273

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Cash Flows from Operating Activities – For the nine months ended September 30, 2025, net cash used in operations was $100,988 compared to net cash used in operations of $56,252 for the nine months ended September 30, 2024. Net cash used in operations was primarily due to a net loss of $249,493 for the nine months ended September 30, 2025 and the changes in operating assets and liabilities of $1,888, primarily due to accounts payable and accrued expenses of $7,662, offset primarily by other current assets of $5,246 and other current liabilities of $528. In addition, net cash used in operating activities includes adjustments to reconcile net profit from warrants for services of $49,278 and warrants issued for compensation - related parties of $101,115.

For the nine months ended September 30, 2024, net cash used in operations was $56,252, primarily due to a net loss of $70,064 for the nine months ended September 30, 2024 and the changes in operating assets and liabilities of $13,812, primarily due to accounts payable and accrued expenses of $12,991 and other current liabilities of $821.

Cash Flows from Investing Activities – For the nine months ended September 30, 2025 and 2024, net cash used in investing was none.

Cash Flows from Financing Activities – For the nine months ended September 30, 2025, net cash provided by financing was $915,000 due to the issuance of common stock for cash. For nine months ended September 30, 2024, net cash provided by financing was $100,000 due to proceeds from issuance of common stock for cash.

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

Regulation D

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of September 30, 2025, a total of 9,150,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $915,000.

Common Stock

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holder.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

As of September 30, 2025, the Company has not issued an aggregate 2,712,054 common shares to six shareholders (a total of 112,054 to related parties and 2,600,000 to a third parties). These shares are reflected in the weighted-average shares outstanding and included in the Company’s outstanding shares balance of 29,702,054.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $14,270 and $101,115 under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $8,290 and $42,830 under warrants for services in the condensed consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $6,448 and $6,448 under warrants for services in the condensed consolidated statements of operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (September 30, 2025), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2025, a total of 9,150,000 common shares were sold to accredited investors through a Regulation D offering at a price of $0.10 per common share totaling $915,000.

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

FAMILY OFFICE OF AMERICA, INC.

Dated: November 14, 2025	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

