Form 10-K
period 2025-12-31
FAMILY OFFICE OF AMERICA, INC.
filed 2026-04-16
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number (303) 874-7487

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $5,949,781. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 15, 2026, there were 30,452,004 shares of common stock outstanding.

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

PART I

Item 1. Business

Background

Description of Business

The background prior to Family Office of America Inc., on December 17, 2024, the Company’s name was changed from “Qualis Innovations, Inc.” to “Family Office of America, Inc.” with the State of Nevada, and that name change (and accompanying stock ticker change from “QLIS” to “FOFA”) was processed by FINRA on or about December 23, 2024.

Family Office of America, Inc. (the “Company” or “Family Office”), formerly known as Qualis Innovations, Inc., Hoopsoft Development Corp., Yellowcake Mining Inc., Sky Digital Stores Corp., and Sky Digital Holdings Corp., was incorporated in the state of Nevada on March 23, 2006.

In July 2019, a new company was formed and named EMF Medical Devices Inc. for the development, maintenance, marketing and sale of an electronic device for the treatment of pain that would make use of certain intellectual property interests held by LCMD. In May 2021 that company changed its name to mPathix Health Inc.

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

Asset Purchase Agreement with Toone & Associates LLP

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

Asset Purchase Agreement with Benson Family Office

On January 1, 2026, the Company entered into an Asset Purchase Agreement (“Agreement”) with Benson Family Office & Accounting Services, LLC, a Florida limited liability company (“Seller”), in which the Company acquired certain assets of the Seller related to the non-attest services only.

The aggregate purchase price for the acquired assets shall be Three Hundred Fifty-Three Thousand, Seven Hundred and Fifty Dollars ($353,750) (the “Purchase Price”), payable as follows:

1.	Thirty-Eight Thousand Two Hundred Eighty-Five Dollars ($38,285) at Closing;
2.	Thirty-Eight Thousand Two Hundred Eighty-Five Dollars ($38,285) at 60-day anniversary of Closing;
3.	100,000 shares of Common Stock of the Company on the 60-day anniversary of Closing:
4.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the first anniversary of Closing Date;
5.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the second anniversary of Closing Date;
6.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the third anniversary of Closing Date;
7.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the fourth anniversary of Closing Date;

The Purchase Price shall be subject to adjustment based on the actual revenue and EBITDA generated by the acquired assets during the twelve (12)-month period following the closing date (the “Measurement Period”). If the actual revenue during the Measurement Period is less than Two Hundred Eighty-Three Thousand Dollars ($283,000) by five percent (5%) or more, or if the actual EBITDA is materially (5%) below expectations of $76,000 based on provided financials, the Purchase Price shall be reduced on a dollar-for-dollar basis by the amount of such shortfall(s), prorated across the remaining payments. The parties shall cooperate in good faith to calculate such adjustments, with final determination by an independent accountant if disputed. Any adjustment shall be applied to reduce future payments.

The Company intends to retain the services of Donald Benson as a consultant (“Consultant”) for a period of four (4) years, the terms of which are as follows:

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

The term of this Agreement shall commence on the Effective Date and continue for a period of four (4) years (the “Initial Term”), unless earlier terminated (as defined). Upon expiration of the Initial Term, this Agreement may be renewed for additional one (1) year periods upon mutual written agreement of the parties.

In consideration for the Services, the Company shall pay the Consultant an hourly fee depending upon the services provided.

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

Item 2. Properties

The Company has an office located at 6898 S. University Blvd., Suite 100, Centennial, Colorado 80122 with telephone number: (303) 874-7487. As of the date of this filing, the Company does not have any physical property other than its prototype medical device equipment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our stock is quoted on the OTC markets under the symbol “FOFA.” We were listed on May 23, 2016. There are 30,452,004 shares outstanding as of April 15, 2026.

(b) Transfer Agent

The transfer agent and registrar for our common stock is Securities Stock Transfer Corporation located at 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093 telephone number (469) 633-0088.

(b) Shareholders of Record

The number of beneficial holders of record of our common stock as of the close of business on December 31, 2025 was 159.

(c) Dividends

We do not expect to pay cash dividends in the next term. We intend to retain future earnings, if any, to provide funds for operation of our business. We currently have no restrictions affecting our ability to pay cash dividends.

(d) Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In November 2025, 500,000 common shares were sold to an accredited investor through a Regulation D offering at a price of $0.10 per common share totaling $50,000.

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

OVERVIEW:

Financing Transactions

Short Term Note Payable

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $0 and $9,627 under short term note payable in the accompanying consolidated balance sheets at December 31, 2025 and 2024, respectively. The Company received no advances and had no repayments for the years ended December 31, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand. On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

Common Stock

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of December 31, 2025, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $115,385 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $51,120 and $0 under warrants for services in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $7,830 and $0 under warrants for services in the consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $18,712 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the years ended December 31, 2025 and 2024, the Company recognized $11,445 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

During the year ended December 31, 2025, the Company had 90,000 warrants expire unexercised upon reaching their contractual expiration dates. These warrants were originally issued to a consultant in 2022 with an exercise price of between $1.00 and $1.10 per share.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following discussion represents a comparison of our results of operations for the years ended December 31, 2025 and 2024. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Net revenues	$221,765	$-
Cost of sales	-	-
Gross Profit	221,765	-
Operating expenses
Marketing expenses	1,990	-
Warrants issued for services	67,183	-
Stock based compensation - related parties	137,309	-
General and administrative	516,362	96,513
Total operating expenses	722,844	96,513
Other (income) expense	(8,331)	3,971
Net loss before income taxes	$(492,748)	$(100,484)

Revenues

For the years ended December 31, 2025 and 2024, we had revenues of $221,765 and $0, respectively, as a result of our acquisition of Toone.

Cost of Sales

For the years ended December 31, 2025 and 2024, we had no cost of sales.

Operating expenses

Operating expenses increased by $626,331, or 649.0%, to $722,844 for year ended December 31, 2025 from $96,513 for the year ended December 31, 2024 primarily due to increases in stock based compensation – related parties of $137,309, warrants issued for services of $67,183, professional fees of $100,505, compensation costs of $153,785, consulting fees of $43,900, rent costs of $28,654, amortization costs of $37,917, credit card fees of $16,534, marketing expenses of $1,990, and general and administration costs of $49,036, offset partially by decreases in travel costs of $2,479 and bad debt of $8,003, primarily as a result of our acquisition of Toone.

For the year ended December 31, 2025, we had marketing expenses of $1,990, warrants issued for services of $67,183, stock based compensation - related parties of $137,309, and general and administrative expenses of $516,362, primarily due to professional fees of $137,004, compensation costs of $153,785, consulting fees of $95,995, travel costs of $3,940, rent costs of $28,654, amortization costs of $37,917, credit card fees of $16,534, and general and administration costs of $50,536, offset partially by bad debt of $8,003, primarily as a result of our acquisition of Toone.

For the year ended December 31, 2024, we had general and administrative expenses of $96,513 primarily due to professional fees of $36,499, consulting fees of $52,095, travel costs of $6,419, and general and administration costs of $1,500 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other income for the year ended December 31, 2025 of $8,331 is comprised of interest income of $14,009, offset partially by interest expense of $5,678. Other expense for the year ended December 31, 2024 of $3,971 is comprised of interest expense.

Net loss before income taxes

Net loss before income taxes for year ended December 31, 2025 totaled $492,748 primarily due to (increases/decreases) in professional fees, compensation costs, consulting fees, bad debt expense, banking fees, amortization expense, travel costs, and general and administration costs compared to a loss of $100,484 for year ended December 31, 2024 primarily due to (increases/decreases) in professional fees, consulting fees, travel costs, and general and administration costs.

Assets and Liabilities

Total assets were $1,543,042 as of December 31, 2025 compared to $20,581 as of December 31, 2024, or an increase of $1,522,461, which is primarily the result of an increase in cash, accounts receivable, intangible assets, and goodwill associated with our acquisition of Toone & Associates. Assets consisted primarily of cash of $155,798, accounts receivable of $74,764, other current assets of $39,797, and intangible assets of $1,272,683. Liabilities were $878,533 as of December 31, 2025. Liabilities consisted primarily of accounts payable and accrued expenses of $578,533 and a long term note of $300,000.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,023,540 at December 31, 2025, had working capital deficit of $308,174 at December 31, 2025, had net losses of $492,748 and $100,484 for the years ended December 31, 2025 and 2024, respectively, and net cash used in operating activities of $262,188 and $89,370 for the years ended December 31, 2025 and 2024, respectively, with $221,765 of revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for year ended December 31, 2025 of $142,212 resulting from cash provided by financing activities of $965,000, offset partially by cash used in operating activities of $262,188 and cash used in investing activities of $560,600.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Net cash provided by (used in):
Operating activities	$(262,188)	$(89,370)
Investing activities	(560,600)	-
Financing activities	965,000	100,525
	$142,212	$11,155

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Cash Flows from Operating Activities – For the year ended December 31, 2025, net cash used in operations was $262,188 compared to net cash used in operations of $89,370 for the year ended December 31, 2024. Net cash used in operations was primarily due to a net loss of $492,748 for the year ended December 31, 2025 and the changes in operating assets and liabilities of $11,849, primarily due to accounts payable and accrued expenses of $95,189 and other current liabilities of $528, offset partially by accounts receivable of $74,764 and other current assets of $32,802. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the amortization expense of $37,917, warrants issued for services of $67,183, and stock based compensation – related parties of $137,309.

For the year ended December 31, 2024, net cash used in operations of $89,370 was primarily due to a net loss of $100,484 for the year ended December 31, 2024 and the changes in operating assets and liabilities of $11,114, primarily due to accounts payable and accrued expenses of $17,059 and other current liabilities of $1,050, offset partially by other current assets of $6,995.

Cash Flows from Investing Activities – For the year ended December 31, 2025, net cash used in investing was $560,600 due to the acquisition of intangible assets. For the year ended December 31, 2024, net cash used in investing was none.

Cash Flows from Financing Activities – For years ended December 31, 2025, net cash provided by financing was $965,000 due to the issuance of common stock for cash. For year ended December 31, 2024, net cash provided by financing was $100,525 due to the issuance of common stock for cash of $100,000 and $525 advance from shareholder.

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

Regulation D

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of April 15, 2025, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000. In April 2026, a total of 150,000 common shares were sold to accredited investors at a price of $0.50 per common share totaling $75,000.

Common Stock

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holder.

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of December 31, 2025, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000. In April 2026, a total of 150,000 common shares were sold to accredited investors at a price of $0.50 per common share totaling $75,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $115,385 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $51,120 and $0 under warrants for services in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $7,830 and $0 under warrants for services in the consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $18,712 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the years ended December 31, 2025 and 2024, the Company recognized $11,445 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

During the year ended December 31, 2025, the Company had 90,000 warrants expire unexercised upon reaching their contractual expiration dates. These warrants were originally issued to a consultant in 2022 with an exercise price of between $1.00 and $1.10 per share.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (December 31, 2025), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Name	Age	Position	Director Since
Patrick Adams (1)	65	Acting CEO and Chairman of the Board	November 2023
Ulderico Conte (2)	55	Director of Acquisitions and Board Member	November 2023

(1)	Mr. Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023.
(2)	Mr. Conte was appointed Director of Acquisitions and Board Member on November 17, 2023

Patrick Adams – Mr. Adams is the Acting CEO and Chairman of the Board for Family Office. Mr. Adams has been an executive in the financial services industry for over 40 years. Since 2008, Mr. Adams has been the CEO of PVG Asset Management Corporation.

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

Summary Compensation Table

The particulars of the compensation paid to the following persons: (1) our principal executive officer; and (2) each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended December 31, 2025, who we will collectively refer to as the “named executive officers” of the Company, are set out in the following summary compensation table:

Summary Compensation Table

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Mr. Patrick Adams.(6)	2025	$-	$-	$-	$68,654	$-	$68,654
Acting CEO and Chairman of the Board	2024	$-	$-	$-	$-	$-	$-

Ulderico Conte.(7)	2025	$-	$-	$-	$68,654	$-	$68,654
Director of Acquisitions and Board Member	2024	$-	$-	$-	$-	$-	$-

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Patrick Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023
(7)	Mr. Ulderico Conte was appointed Director of Acquisitions and Board member on November 17, 2023

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

Outstanding Equity Awards

Our directors and officers do not have any unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Director Compensation Table

	Fiscal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	Year	(1)	(3)	(4)	(5)	($)

Mr. Patrick Adams	2025	$-	$-	$68,654	$-	$68,654
Acting CEO and Chairman of the Board (6)	2024	$-	$-	$-	$-	$-

Ulderico Conte	2025	$-	$-	$68,654	$-	$68,654
Director of Acquisitions and Board Member (7)	2024	$-	$-	$-	$-	$-

(1)	The dollar value of salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	Mr. Patrick Adams was appointed Acting CEO and Chairman of the Board on November 17, 2023.
(7)	Mr. Ulderico Conte was appointed Director of Acquisitions and Board member on November 17, 2023.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers for our year ended December 31, 2025:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of February 28, 2026, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 30,452,004 shares of our common stock issued and outstanding as of April 15, 2025. Unless otherwise indicated, the address of each person listed below is in care of Family Office of America, Inc., 6898 S. University Blvd., Suite 100, Centennial, Colorado 80122.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Hill Blalock Jr.	Common Stock	7,221,045	23.7%
Sharon Adams (1)	Common Stock	9,132,689	30.0%
Brian Joondeph	Common Stock	2,050,000	6.7%
PVG Asset Management (2)	Common Stock	2,162,054	7.1%
All Officers and Directors as a Group (2)	Common Stock	2,162,054	7.1%

(1) Ms. Sharon Adams is deemed to be the beneficial owner of 9,132,689 shares held in the name of Echo Resources LLP. Ms. Adams is the mother of Austin Adams, the former sole officer and director of Family Office of America, Inc.

(2) Mr. Patrick Adams is deemed to be the beneficial owner of 1,750,000 shares held in the name of PVG Asset Management Corp. Mr. Adams is the Company’s CEO and director of Family Office of America, Inc. Mr. Adams also has 112,054 shares of the Company’s common stock and 1,500,000 warrants to purchase common stock exercisable at $0.10 per share for five years and vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date.

Equity Compensation Plans

The following represents a summary of the Equity Compensation grants and options awards outstanding at December 31, 2025 and 2024 and changes during the years then ended:

2025 and 2024
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

	FY 2025	FY 2024
Audit Fees - Victor Mokuolu CPA PLLC	$20,000	$20,116
Total Fees	$20,000	$20,116

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

FAMILY OFFICE OF AMERICA, INC.

Dated: April 16, 2026	By:	/s Patrick Adams
Patrick Adams
Acting CEO and Chairman

FAMILY OFFICE OF AMERICA, INC.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Family Office of America, Inc. (formerly known as Qualis Innovations, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Family Office of America, Inc. (formerly known as Qualis Innovations, Inc.) (“the Company”) as of December 31, 2025, and December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, had a working capital deficit of $308,174 as of December 31, 2025, and had accumulated deficit of $5,023,540 and $4,530,792 as of December 31, 2025 and December 31, 2024 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2023.

Houston, Texas

April 16, 2026

PCAOB ID: 6771

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$155,798	$13,586
Accounts receivable	74,764	-
Other current assets	39,797	6,995
Total current assets	270,359	20,581

Intangible assets, net	437,083	-
Goodwill	835,600	-
Total assets	$1,543,042	$20,581

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$578,533	$33,344
Short-term note payable	-	9,627
Other current liabilities	-	1,050
Total current liabilities	578,533	44,021

Long-term liabilities:
Long term note	300,000	-
Total long-term liabilities	300,000	-
Total liabilities	878,533	44,021

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 30,202,004 and 20,439,950 shares issued and outstanding at December 31, 2025 and 2024, respectively	30,202	20,440
Additional paid-in-capital	5,657,847	4,486,912
Accumulated deficit	(5,023,540)	(4,530,792)
Total stockholders’ equity (deficit)	664,509	(23,440)
Total liabilities and stockholders’ equity (deficit)	$1,543,042	$20,581

See accompanying notes to consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

Net revenue	$221,765	$-

Gross Profit	221,765	-

Operating expenses:
Marketing expenses	1,990	-
Warrants issued for services	67,183	-
Stock based compensation - related parties	137,309	-
General and administrative	516,362	96,513
Total operating expenses	722,844	96,513
Loss from operations	(501,079)	(96,513)

Operating (income) expenses:
Interest expense	5,678	3,971
Other income	(14,009)	-
Total other (income) expenses	(8,331)	3,971

Loss before income taxes	(492,748)	(100,484)
Income taxes	-	-

Net loss	$(492,748)	$(100,484)

Net loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	26,675,551	20,262,354

See accompanying notes to consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2024	8,475,950	$8,440	$3,898,912	$(4,430,308)	$(522,956)
Issuance of common stock for cash	2,000,000	2,000	98,000	-	100,000
Share settlement	10,000,000	10,000	490,000		500,000
Net loss	-	-	-	(100,484)	(100,484)
Balance as of December 31, 2024	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)

Balance as of January 1, 2025	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)
Issuance of common stock for cash	9,650,000	9,650	955,350	-	965,000
Warrants issued for services	-	-	137,309	-	137,309
Stock based compensation - related parties	-	-	67,183	-	67,183
Common stock issued for conversion of short-term note payable and accrued interest	112,054	112	11,093		11,205
Net loss	-	-	-	(492,748)	(492,748)
Balance as of December 31, 2025	30,202,004	$30,202	$5,657,847	$(5,023,540)	$664,509

See accompanying notes to consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(492,748)	$(100,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	37,917	-
Warrants issued for services	67,183	-
Stock based compensation - related parties	137,309	-
Changes in operating assets and liabilities:
Accounts receivable	(74,764)	-
Other current assets	(32,802)	(6,995)
Accounts payable and accrued expenses	95,189	17,059
Other current liabilities	528	1,050
Net cash used in operating activities	(262,188)	(89,370)

Cash flows from investing activities:
Acquisition of intangible assets	(560,600)	-
Net cash used in investing activities	(560,600)	-

Cash flows from financing activities:
Advance from shareholder	-	525
Issuance of common stock for cash	965,000	100,000
Net cash provided by financing activities	965,000	100,525

Net increase in cash	142,212	11,155

Cash at beginning of year	13,586	2,431
Cash at end of year	$155,798	$13,586

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of short-term note payable and accrued interest	$11,205	$-
Common stock issued in conjunction with share agreement	$-	$500,000

See accompanying notes to consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Corporate History and Background

On December 17, 2024, the Company’s name was changed from “Qualis Innovations, Inc.” to “Family Office of America, Inc.” with the State of Nevada, and that name change (and accompanying stock ticker change from “QLIS” to “FOFA”) was processed by FINRA on or about December 23, 2024.

Family Office of America, Inc. (the “Company” or “Family Office”), formerly known as Qualis Innovations, Inc., Hoopsoft Development Corp. (“Hoopsoft”), Yellowcake Mining, Inc. (“Yellowcake”), and Sky Digital Holding Corp. (“SKYC”) was incorporated in the State of Nevada on March 23, 2006 under the name Hoopsoft. On January 12, 2007, the Company entered into an agreement and plan of merger (“Agreement and Plan of Merger”) with Yellowcake, a Nevada corporation and wholly-owned subsidiary of Hoopsoft Development Corp., incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Agreement and Plan of Merger, Yellowcake merged with and into Hoopsoft, with Hoopsoft carrying on as the surviving corporation under the name “Yellowcake Mining, Inc.”

On April 6, 2011, Yellowcake restated its articles of incorporation and changed its name to SKYC. On May 5, 2011, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among SKYC and Hong Kong First Digital Holding Ltd. (“First Digital”), and the shareholders of First Digital (the “FDH Shareholders”). The closing of the transaction (the “Closing”) took place on May 5, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Shares”) of FDH from the FDH Shareholders; and FDH Shareholders transferred and contributed all of their Shares to us. In exchange, the Company issued to the FDH Shareholders, their designees or assigns, an aggregate of 23,716,035 shares (the “Shares Component”) or 97.56% of the shares of common stock of the Company issued and outstanding after the Closing (the “Share Exchange”), at $0.20 per share.

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

The acquisition was accounted for as a “reverse merger’’ and recapitalization since the stockholders of mPathix owned a majority of the outstanding shares of the common stock immediately following the completion of the transaction assuming that holders of 10% of the Public Shares exercise their conversion rights. mPathix was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of mPathix. As a result, Family Office was considered to be the continuation of the predecessor mPathix. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of mPathix and are recorded at the historical cost basis of mPathix. Family Office’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of mPathix after consummation of the acquisition.

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

Asset Purchase Agreement with Toone & Associates

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

The Purchase Price shall be subject to adjustment based on the actual revenue and EBITDA generated by the acquired assets during the twelve (12)-month period following the closing date (the “Measurement Period”). If the actual revenue during the Measurement Period is less than One Million Five Hundred Thousand Dollars ($1,500,000) by five percent (5%) or more, or if the actual EBITDA is less than Five Hundred Thousand Dollars ($500,000) by ten percent (10%) or more, the Purchase Price shall be reduced on a dollar-for-dollar basis by the amount of such shortfall(s), prorated across the remaining payments. The parties shall cooperate in good faith to calculate such adjustments, with final determination by an independent accountant if disputed. Any adjustment shall be applied first to reduce the second payment, then the final payment, as applicable.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,023,540 at December 31, 2025, had a working capital deficit of $308,174 and $23,440 at December 31, 2025 and December 31, 2024, respectively, had a net loss of $492,748 and $100,484 for years ended December 31, 2025 and 2024, respectively, and net cash used in operating activities of $262,188 and $89,370 for the years ended December 31, 2025 and 2024, respectively, with $221,765 of revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. At contract inception, the Company assesses the services promised in our contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates a transaction price to respective performance obligations. The Company provides accounting and tax services and recorded at gross when the services have been performed.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the years ended December 31, 2025 and 2024, respectively.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2025, there were no financial instruments requiring fair value.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

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

There were 7,920,000 and 1,710,000 dilutive securities outstanding for the years ended December 31, 2025 and 2024, respectively. These potential dilutive securities outstanding have not been considered as the inclusion would be anti-dilutive.

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

The Company is headquartered and operates in the United States. To date, the Company has generated $221,765 of revenues from operations. There can be no assurance that the Company will be able to raise additional capital and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. Currently, these contingencies include general economic conditions, competition, and governmental and political conditions.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the years ended December 31, 2025 and 2024. No single client accounted for more than 10% of trade accounts receivable as of December 31, 2025 and 2024.

Seasonality

The business is subject to substantial seasonal fluctuations.

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

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10 K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 did not have an impact on the Company’s financial statements since it operates in one reportable segment and has limited revenues.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

NOTE 4 – ACQUISITION OF TOONE & ASSOCIATES

On October 1, 2025, the Company through its FO Maryland subsidiary, entered into an Asset Purchase Agreement (“Agreement”) with Toone & Associates, LLP, a Maryland limited liability partnership (“Toone”), in which FO Maryland acquired certain assets of Toone related to the non-attest services only (services such as tax preparation, bookkeeping, advisory, or compilations without an attest report and is not considered a CPA firm under the Uniform Accountancy Act or state regulations) (“Acquisition”). Upon the closing of the Acquisition, the Company received substantially all of the operating assets of Toone, consisting of accounts receivable, fixed assets and intellectual property.

The aggregate purchase price of the operating assets of Toone was $1,500,000 (see Note 1). In addition, there is a cash payment contingent adjustment based on the actual revenue and EBITDA generated by the acquired assets during the twelve (12)-month period following the closing date. The Company accounted for the Acquisition using the acquisition method of accounting as follows:

Total Purchase Consideration:
Aggregate cash payments	$1,500,000
$1,500,000

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of Acquisition:

Net assets acquired:
Non-competition agreement	$75,000
Tradename	50,000
Client list	300,000
Developed technology	50,000
Other assets	189,400
Goodwill	835,600
$1,500,000

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consisted of the following as of:

		December 31,	December 31,
	Estimated Life	2025	2024
Non-competition agreement	3 years	$75,000	$-
Tradename	5 years	50,000	-
Client list	3 years	300,000	-
Developed technology	3 years	50,000	-
Accumulated amortization		(37,917)	-
		$437,083	$-

		December 31,	December 31,
	Estimated Life	2025	2024

Goodwill	indefinite	$835,600	$-

Future amortization expense related to intangible assets are approximately as follows:

	Non-competition	Tradename	Client list	Developed technology	Total
2026	$25,000	$10,000	$100,000	$16,667	$151,667
2027	25,000	10,000	100,000	16,667	151,667
2028	18,750	10,000	75,000	12,500	116,250
2029	-	10,000	-	-	10,000
2030	-	7,500	-	-	7,500
	$68,750	$47,500	$275,000	$45,833	$437,083

Amortization expense was $37,917 and $0 for the years ended December 31, 2025 and 2024 and is classified in general and administrative expenses in the accompanying consolidated Statements of Operations.

NOTE 6 – SHORT TERM LOAN

The Company borrows funds from the Company’s CEO for working capital purposes from time to time. The Company has recorded the principal balance due of $0 and $9,627 under short term note payable in the accompanying Balance Sheets at December 31, 2025 and 2024, respectively. The Company received advances of $0 and $1,025 and had repayments of $0 and $500 for the years ended December 31, 2025 and 2024, respectively. The advance from our CEO was not made pursuant to any loan agreements or promissory notes, are interest bearing at 10% per annum and due on demand.

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holder.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.001 with no preferred shares outstanding at December 31, 2025 and December 31, 2024.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 30,202,004 and 20,439,950 shares are outstanding at December 31, 2025 and 2024, respectively.

Common Stock

On January 15, 2025, the Company initiated a Regulation D offering to sell up to 6,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of December 31, 2025, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000.

In January 2024, the Company issued 2,000,000 common shares to two (2) affiliates for aggregate gross proceeds of $100,000.

In January 2024, the Company issued a total of 10,000,000 common shares valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to two affiliates in settlement of a dispute.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $115,385 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $51,120 and $0 under warrants for services in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $7,830 and $0 under warrants for services in the consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the years ended December 31, 2025 and 2024, the Company recognized $18,712 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the years ended December 31, 2025 and 2024, the Company recognized $11,445 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

During the year ended December 31, 2025, the Company had 90,000 warrants expire unexercised upon reaching their contractual expiration dates. These warrants were originally issued to a consultant in 2022 with an exercise price of between $1.00 and $1.10 per share.

The following represents a summary of the warrants outstanding at December 31, 2025 and 2024 and changes during the years then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	1,590,000	$0.77	5.5	$101,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	1,590,000	$0.77	4.5	$2,000
Granted	6,300,000	0.10	4.3	3,669,120
Exercised	-	-	-	-
Expired/Forfeited	(90,000)	-	-	-
Outstanding at December 31, 2025	7,800,000	$0.22	4.2	$3,862,040
Exercisable at December 31, 2025	3,799,668	$0.36	4.2	$1,532,247
Expected to be vested	7,800,000	$0.22	4.2	$3,862,040

*	Based on the fair value of the Company’s stock on December 31, 2025 and 2024, respectively

Options

The following represents a summary of the options outstanding at December 31, 2025 and 2024 and changes during the years then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2024	120,000	$0.50	3.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2024	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2025	120,000	$0.50	1.2	$-
Exercisable at December 31, 2025	120,000	$0.50	1.2	$-
Expected to be vested	120,000	$0.50	1.2	$-

*	Based on the fair value of the Company’s stock on December 31, 2025 and 2024, respectively

NOTE 8 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 6, 7 and 11, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 9 – INCOME TAXES

At December 31, 2025, net operating loss carryforwards for Federal and state income tax purposes totaling approximately $670,000 are available to reduce future income taxes which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	3.7%	3.7%
Permanent differences	0.0%	0.0%
Valuation allowance	(24.7)%	(24.7)%
Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2025	2024

Deferred tax assets:
Net operating loss carry forwards	$704,078	$642,350
Depreciation and amortization	263,061	253,712
Impairment of Intangible asset	63,964	63,964
Stock based compensation	207,741	157,163
Valuation allowance	(1,238,689)	(1,117,189)
	$-	$-

Major tax jurisdictions are the United States and Delaware. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Years Ended December 31,
	2025	2024
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000
Warrants to purchase shares of common stock granted on various dates in fiscal year 2022 and 2025	6,700,000	490,000
Total potentially dilutive shares	7,920,000	1,710,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2025	2024
Net loss attributable to the common stockholders	$(492,748)	$(100,484)

Basic weighted average outstanding shares of common stock	26,675,551	20,262,354
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	26,675,551	20,262,354

Loss per share:
Basic and diluted	$(0.02)	$(0.00)

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2025 up through the date the consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2025.

Asset Purchase Agreement with Benson Family Office

On January 1, 2026, the Company entered into an Asset Purchase Agreement (“Agreement”) with Benson Family Office & Accounting Services, LLC, a Florida limited liability company (“Seller”), in which the Company acquired certain assets of the Seller related to the non-attest services only.

The aggregate purchase price for the acquired assets shall be Three Hundred Fifty-Three Thousand, Seven Hundred and Fifty Dollars ($353,750) (the “Purchase Price”), payable as follows:

1.	Thirty-Eight Thousand Two Hundred Eighty-Five Dollars ($38,285) at Closing;
2.	Thirty-Eight Thousand Two Hundred Eighty-Five Dollars ($38,285) at 60-day anniversary of Closing;
3.	100,000 shares of Common Stock of the Company on the 60-day anniversary of Closing:
4.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the first anniversary of Closing Date;
5.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the second anniversary of Closing Date;
6.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the third anniversary of Closing Date;
7.	Sixty-Nine Thousand Two Hundred Fifty Dollars ($69,250) on the fourth anniversary of Closing Date;

The Purchase Price shall be subject to adjustment based on the actual revenue and EBITDA generated by the acquired assets during the twelve (12)-month period following the closing date (the “Measurement Period”). If the actual revenue during the Measurement Period is less than Two Hundred Eighty-Three Thousand Dollars ($283,000) by five percent (5%) or more, or if the actual EBITDA is materially (5%) below expectations of $76,000 based on provided financials, the Purchase Price shall be reduced on a dollar-for-dollar basis by the amount of such shortfall(s), prorated across the remaining payments. The parties shall cooperate in good faith to calculate such adjustments, with final determination by an independent accountant if disputed. Any adjustment shall be applied to reduce future payments.

The Company intends to retain the services of Donald Benson as a consultant (“Consultant”) for a period of four (4) years, the terms of which are as follows:

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

The term of this Agreement shall commence on the Effective Date and continue for a period of four (4) years (the “Initial Term”), unless earlier terminated (as defined). Upon expiration of the Initial Term, this Agreement may be renewed for additional one (1) year periods upon mutual written agreement of the parties.

In consideration for the Services, the Company shall pay the Consultant an hourly fee depending upon the services provided.

