Form 10-Q
period 2026-03-31
FAMILY OFFICE OF AMERICA, INC.
filed 2026-05-15
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 30,352,004 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Family Office” refers to Family Office of America, Inc., formerly known as Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash	$343,220	$155,798
Accounts receivable	267,666	74,764
Other current assets	57,693	39,797
Total current assets	668,579	270,359

Intangible assets, net	583,167	437,083
Goodwill	999,170	835,600
Other assets	10,127	-
Total assets	$2,261,043	$1,543,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,823	$74,533
Accounts payable – related parties	160,404	54,000
Accrued expenses – related parties	557,535	450,000
Income taxes payable	13,685	-
Other current liabilities	735	-
Total current liabilities	787,182	578,533

Long-term liabilities:
Long term note – related parties	507,750	300,000
Total long-term liabilities	507,750	300,000
Total liabilities	1,294,932	878,533

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 30,302,004 and 30,202,004 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	30,302	30,202
Additional paid-in-capital	5,695,560	5,657,847
Accumulated deficit	(4,759,751)	(5,023,540)
Total stockholders’ equity	966,111	664,509
Total liabilities and stockholders’ equity	$2,261,043	$1,543,042

See accompanying notes to unaudited condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025

Net revenue	$783,126	$-

Gross Profit	$783,126	-

Operating expenses:
Marketing expenses	2,793	-
Warrants issued for services	11,374	-
Stock based compensation – related parties	16,439	72,575
General and administrative	477,648	30,746
Total operating expenses	508,254	103,321
Profit (loss) from operations	274,872	(103,321)

Other (income) expense:
Interest expense	1,259	-
Interest income	(3,861)	-
Total other (income) expense	(2,602)	-

Profit (loss) before income taxes	277,474	(103,321)
Income taxes	68,425	-
Use of valuation allowance	(54,740)	-
Income taxes, net of valuation allowance	13,685	-

Net profit (loss)	$263,789	$(103,321)

Net profit (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Weighted average number of shares outstanding
Basic	30,247,059	22,593,796
Diluted	38,167,059	22,593,796

See accompanying notes to unaudited condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2025	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)
Issuance of common stock for cash	5,750,000	5,750	569,250	-	575,000
Warrants issued for compensation - related parties	-	-	72,575	-	72,575
Net loss	-	-	-	(103,321)	(103,321)
Balance as of March 31, 2025	26,189,950	$26,190	$5,128,737	$(4,634,113)	$520,814

Balance as of January 1, 2026	30,202,004	$30,202	$5,657,847	$(5,023,540)	$664,509
Issuance of common stock in acquisition	100,000	100	9,900	-	10,000
Warrants issued for services	-	-	11,374	-	11,374
Stock based compensation - related parties	-	-	16,439	-	16,439
Net profit	-	-	-	263,789	263,789
Balance as of March 31, 2026	30,302,004	$30,302	$5,695,560	$(4,759,751)	$966,111

See accompanying notes to unaudited condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net profit (loss)	$263,789	$(103,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	53,916	-
Warrants issued for services	11,374	-
Stock based compensation - related parties	16,439	72,575
Changes in operating assets and liabilities:
Accounts receivable	(192,902)	-
Other current assets	(17,896)	1,749
Other assets	(10,127)	-
Accounts payable and accrued expenses	(73,710)	5,409
Accounts payable – related parties	160,404	-
Income taxes payable	13,685	-
Other current liabilities	735	224
Net cash provided by (used in) operating activities	225,707	(23,364)

Cash flows from investing activities:
Acquisition of business	(38,285)	-
Net cash used in investing activities	(38,285)	-

Cash flows from financing activities:
Issuance of common stock for cash	-	575,000
Net cash provided by financing activities	-	575,000

Net increase in cash	187,422	551,636

Cash at beginning of period	155,798	13,586
Cash at end of period	$343,220	$565,222

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Acquisition of business	$325,285	$-

See accompanying notes to unaudited condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Family Office of Maryland, LLC

Family Office of Maryland, LLC (“FO Maryland”), a Colorado limited liability company was organized on September 23, 2025 as a subsidiary of the Company. FO Maryland is engaged in the business of providing family office services, including but not limited to financial planning, investment management, tax preparation, bookkeeping, and related non-attest accounting services, primarily in Maryland. The Members’ ownership interests are Family Office of America Inc. of 100%. Major decisions require approval by Members holding a majority of the Membership Interests (i.e., greater than 50%). Profits and losses shall be allocated to the Members in proportion to their Membership Interests.

Asset Purchase Agreement with Toone & Associates

On October 1, 2025, FO Maryland entered into an Asset Purchase Agreement (“Agreement”) with Toone & Associates, LLP, a Maryland limited liability partnership (“Seller” or “Toone”), in which FO Maryland acquired certain assets of the Seller related to the non-attest services only (services such as tax preparation, bookkeeping, advisory, or compilations without an attest report and is not considered a CPA firm under the Uniform Accountancy Act or state regulations).

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

The aggregate purchase price for the acquired assets shall be Three Hundred Fifty-Three Thousand, Seven Hundred and Fifty Dollars ($363,570) (the “Purchase Price”), payable as follows:

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,759,751 at March 31, 2026, had a working capital deficit of $118,603 and $308,174 at March 31, 2026 and December 31, 2025, respectively, had a net profit of $263,789 and a net loss $103,321 for the three months ended March 31, 2026 and 2025, respectively, and net cash provided by operating activities of $225,707 and net cash used in operating activities of $23,364 for the three months ended March 31, 2026 and 2025, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had advertising and marketing expense of $2,793 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2026, there were no financial instruments requiring fair value.

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

There were 7,920,000 and 4,680,000 dilutive securities outstanding for the three months ended March 31, 2026 and 2025, respectively. The potential dilutive securities outstanding for the three months ended March 31, 2025 have not been considered as the inclusion would be anti-dilutive.

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

Credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the three months ended March 31, 2026 and 2025. No single client accounted for more than 10% of trade accounts receivable as of March 31, 2026 and December 31, 2025.

Seasonality

The business is not subject to substantial seasonal fluctuations.

Major Suppliers

The Company has not entered into any contracts that obligate it to purchase a minimum quantity or exclusively from any supplier.

Recent Accounting Pronouncements

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company adopted ASU 2023-09 and applied the new disclosure requirements.

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

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10 K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The Company adopted ASU 2023-07 and applied the new disclosure requirements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity’s performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity’s selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

NOTE 4 – ACQUISITION

Benson Family Office

On January 1, 2026, the Company entered into an Asset Purchase Agreement (“Agreement”) with Benson Family Office & Accounting Services, LLP, a Florida limited liability partnership (“Benson”), in which the Company acquired certain assets of Benson (“Acquisition”). Upon the closing of the Acquisition, the Company received substantially all of the operating assets of Benson, consisting of fixed assets and intellectual property.

The aggregate purchase price of the operating assets of Benson was $363,570 (see Note 1). In addition, there is a cash payment contingent adjustment based on the actual revenue and EBITDA generated by the acquired assets during the twelve (12)-month period following the closing date. The Company accounted for the Acquisition using the acquisition method of accounting as follows:

Total Purchase Consideration:
Aggregate cash payments	$363,570
$363,570

The following table summarizes the estimated fair values of the tangible and intangible assets acquired as of the date of Acquisition:

Net assets acquired:
Non-competition agreement	$25,000
Tradename	20,000
Client list	140,000
Developed technology	15,000
Goodwill	163,570
$363,570

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consisted of the following as of:

		March 31,	December 31,
	Estimated Life	2026	2025
Non-competition agreement - Toone	3 years	$75,000	$75,000
Tradename - Toone	5 years	50,000	50,000
Client list - Toone	3 years	300,000	300,000
Developed technology - Toone	3 years	50,000	50,000
Non-competition agreement - Benson	3 years	25,000	-
Tradename - Benson	5 years	20,000	-
Client list - Benson	3 years	140,000	-
Developed technology - Benson	3 years	15,000	-
Accumulated amortization		(91,833)	(37,917)
		$583,167	$437,083

		March 31,	December 31,
	Estimated Life	2026	2025

Goodwill - Toone	indefinite	$835,600	$835,600
Goodwill - Benson	indefinite	$163,570	$-

Future amortization expense related to intangible assets are approximately as follows:

	Non-competition	Tradename	Client list	Developed technology	Total
2026	$25,000	$10,500	$110,000	$16,250	$161,750
2027	33,333	14,000	146,667	21,667	215,667
2028	27,084	14,000	121,666	17,500	180,250
2029	-	14,000	-	-	14,000
2030	-	11,500	-	-	11,500
	$85,417	$64,000	$378,333	$55,417	$583,167

Amortization expense was $53,916 and $0 for the three months ended March 31, 2026 and 2025 and is classified in general and administrative expenses in the accompanying consolidated Statements of Operations.

NOTE 6 – SHORT TERM LOAN

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holder.

NOTE 7 – LONG TERM LOAN

On October 1, 2025, the FO Maryland entered into an Asset Purchase Agreement (“Agreement”) with Toone, in which the Company acquired certain assets of Toone. The aggregate purchase price for the acquired assets included a payable of $300,000 due May 1, 2027 (see Note 1).

On January 1, 2026, the Company entered into an Asset Purchase Agreement (“Agreement”) with Benson, in which the Company acquired certain assets of Benson. The aggregate purchase price for the acquired assets included a payable of $207,750 due $69,250 on the second anniversary of Closing Date, $69,250 on the third anniversary of Closing Date, and $69,250 on the fourth anniversary of Closing Date (see Note 1).

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at March 31, 2026 and December 31, 2025.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 30,302,004 and 30,202,004 shares are outstanding at March 31, 2026 and December 31, 2025, respectively.

Common Stock

On January 1, 2026, the Company entered into an Agreement with Benson, in which the Company acquired certain assets of Benson. The aggregate purchase price for the acquired assets included an issuance of 100,000 of the Company’s common shares, valued at $10,000 (based on the estimated fair value of the stock on the date of issuance) (see Note 1).

On January 15, 2025, as modified on August 12, 2025, the Company initiated a Regulation D offering to sell up to 10,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of March 31, 2026, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $14,270 and $72,575 under stock-based compensation – related parties in the consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $8,290 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $1,382 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $3,871 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

The following represents a summary of the warrants outstanding at March 31, 2026 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2025	1,590,000	$0.77	4.5	$2,000
Granted	6,300,000	0.10	4.3	3,669,120
Exercised	-	-	-	-
Expired/Forfeited	(90,000)	-	-	-
Outstanding at December 31, 2025	7,800,000	$0.22	4.2	$3,862,040
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2026	7,800,000	$0.22	4.0	$3,862,040
Exercisable at March 31, 2026	4,799,668	$0.30	3.9	$2,114,647
Expected to be vested	7,800,000	$0.22	4.60	$3,862,040

*	Based on the fair value of the Company’s stock on March 31, 2026 and December 31, 2025, respectively

Options

The following represents a summary of the options outstanding at March 31, 2026 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2025	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2025	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at March 31, 2026	120,000	$0.50	1.0	$-
Exercisable at March 31, 2026	120,000	$0.50	1.0	$-
Expected to be vested	120,000	$0.50	1.0	$-

*	Based on the fair value of the Company’s stock on March 31, 2026 and December 31, 2025, respectively

NOTE 9 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Note 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Receivables and Payables

As of March 31, 2026 and December 31, 2025, the Company had accounts payable – related parties balances of $160,404 and $54,000, respectively, primarily for consulting services provided by Toone and Benson in accordance with their respective Asset Purchase Agreement. The Toone Asset Purchase Agreement provides for a monthly fee of $18,000 and the Benson Asset Purchase Agreement provides for an hourly rate of $60 or $80 depending on the services involved.

Asset Purchase Agreements

The Toone and Benson Asset Purchase Agreements (“Agreements”) each provide for the acquired assets to be paid over a period of time for a combined total of $1,065,285. Pursuant to the Toone Agreement, Toone is to be paid a total of $750,000 payable $450,000 on October 1, 2026 and $300,000 on May 1, 2027. Pursuant to the Benson Agreement, Benson is to be paid a total of $315,285 payable $38,285 at 60-day anniversary of Closing; $69,250 on the first anniversary of Closing Date; $69,250 on the second anniversary of Closing Date; $69,250 on the third anniversary of Closing Date; and $69,250 on the fourth anniversary of Closing Date. The Company recorded a balance of $557,535 and $450,000 in accrued expenses – related parties in the accompanying Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively, and a balance of $507,750 and $300,000 in long term note – related parties in the accompanying Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. There were no payments made to Toone or Benson during for the three months ended March 31, 2026 and 2025 (see Note 1).

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

The following potentially dilutive securities for the three months ended March 31, 2025 were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2026	2025
Options to purchase shares of common stock	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000
Warrants to purchase shares of common stock	6,700,000	3,460,000
Total potentially dilutive shares	7,920,000	4,680,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2026	2025
Net profit (loss) attributable to the common stockholders	$263,789	$(103,321)

Basic weighted average outstanding shares of common stock	30,247,059	22,593,796
Dilutive effect of options and warrants	7,920,000	-
Diluted weighted average common stock and common stock equivalents	38,167,059	22,593,796

Profit (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

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

NOTE 12 – SEGMENT REPORTING

In accordance with criteria under Topic ASC 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM has identified Toone and Benson as its operating segments and reviews results of its operating segments to assess performance, make decisions, and allocate operating and capital resources of the Company as a whole. The CODM distinguishes its principal business activities for the purpose of internal reporting along with using that measure as a basis for evaluating financial performance quarterly. Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are salaries and related expenses, and general and administrative. The consolidated statements of operations for the three months ended March 31, 2026 and 2025, reflect the significant segment expenses and other segment items, as well as the consolidated balance sheets as of March 31, 2026 and 2025, for the two reportable segments.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended March 31,
	2026	2025
Toone
Revenue	$665,988	$-
Net sales	$665,988	$-
Expenses	322,738	-
Net profit	$346,125	$-

Total assets	$349,504	$-

Benson
Revenue	$117,138	$-
Net sales	$117,138	$-
Expenses	81,398	-
Net profit	$35,740	$-

Total assets	$110,689	$-

Consolidated
Revenue	$783,126	$-
Net sales	$783,126	$-
Expenses	508,254	103,321
Net profit (loss)	$263,789	$(103,321)

Total assets	$2,261,043	$570,468

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2026 up through the date the condensed consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2026.

Operating Lease

On February 25, 2026, the Company’s Toone subsidiary entered into a thirty-nine month lease for its office commencing June 1, 2026 maturing August 31, 2029. This facility is leased in monthly installments of approximately $5,064 for months 1 through 6, and $10,127 for months 7 through 12. Thereafter, the monthly rent shall be increased by three percent (3%) per annum each succeeding lease year. In addition, the landlord will pay $46,740 of tenant improvements.

Common Stock

Subsequent to March 31, 2026, the Company sold 270,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $135,000.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Family Office of America, Inc., (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Asset Purchase Agreement with Toone & Associates LLP

On October 1, 2025, FO Maryland entered into an Asset Purchase Agreement (“Agreement”) with Toone & Associates, LLP, a Maryland limited liability partnership (“Seller” or “Toone”), in which FO Maryland acquired certain assets of the Seller related to the non-attest services only (services such as tax preparation, bookkeeping, advisory, or compilations without an attest report and is not considered a CPA firm under the Uniform Accountancy Act or state regulations).

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

The aggregate purchase price for the acquired assets shall be Three Hundred Fifty-Three Thousand, Seven Hundred and Fifty Dollars ($363,570) (the “Purchase Price”), payable as follows:

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

Financing Transactions

Operating Lease

On February 25, 2026, the Company’s Toone subsidiary entered into a thirty-nine month lease for its office commencing June 1, 2026 maturing August 31, 2029. This facility is leased in monthly installments of approximately $5,064 for months 1 through 6, and $10,127 for months 7 through 12. Thereafter, the monthly rent shall be increased by three percent (3%) per annum each succeeding lease year. In addition, the landlord will pay $46,740 of tenant improvements.

Short Term Note Payable

On July 31, 2025, the holder of the short-term note payable converted a total $11,205 (comprised of $9,627 of short-term note payable and $1,578 of accrued interest) in exchange for the issuance of 112,054 shares of Common Stock to the holders.

Long Term Loan

On October 1, 2025, the FO Maryland entered into an Asset Purchase Agreement (“Agreement”) with Toone, in which the Company acquired certain assets of Toone. The aggregate purchase price for the acquired assets included a payable of $300,000 due May 1, 2027.

On January 1, 2026, the Company entered into an Asset Purchase Agreement (“Agreement”) with Benson Family Office & Accounting Services, LLP, a Florida limited liability partnership (“Benson”), in which the Company acquired certain assets of Benson (“Acquisition”). The aggregate purchase price for the acquired assets included a payable of $207,750 due $69,250 on the second anniversary of Closing Date, $69,250 on the third anniversary of Closing Date, and $69,250 on the fourth anniversary of Closing Date.

Common Stock

On January 1, 2026, the Company entered into an Agreement with Benson, in which the Company acquired certain assets of Benson. The aggregate purchase price for the acquired assets included an issuance of 100,000 of the Company’s common shares, valued at $10,000 (based on the estimated fair value of the stock on the date of issuance).

On January 15, 2025, as modified on August 12, 2025, the Company initiated a Regulation D offering to sell up to 10,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of March 31, 2026, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $14,270 and $72,575 under stock-based compensation – related parties in the consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $8,290 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $1,382 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $3,871 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. Historically, we have not generated any cash flow from operations. The Company’s cash position may not be sufficient to support the Company’s daily operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue operations.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Net revenues	$783,126	$-
Cost of sales	-	-
Gross Profit	783,126	-

Operating expenses:
Marketing expenses	2,793	-
Warrants issued for services	11,374	-
Stock based compensation – related parties	16,439	-
General and administrative	477,648	103,321
Total operating expenses	508,254	103,321

Other income	2,602	-
Net profit (loss) before income taxes	$277,474	$(103,321)

Revenues

For the three months ended March 31, 2026 and 2025, we had revenues of $783,126 and $0, respectively, as a result of our acquisitions of Toone and Benson.

Cost of Sales

For the three months ended March 31, 2026 and 2025, we had no cost of sales.

Operating expenses

Operating expenses increased by $404,933, or 391.9%, to $508,254 for three months ended March 31, 2026 from $103,321 for the three months ended March 31, 2025 primarily due to an increase in compensation expenses of $191,269, travel costs of $1,718, professional fees of $79,035, rent of $31,547, amortization costs of $53,917, marketing expenses of $2,793, warrants issued for services of $11,374, stock based compensation - related parties of $16,439, and general and administration costs of $69,188, offset partially by consulting fees of $52,347, primarily as a result of our acquisitions of Toone and Benson.

For the three months ended March 31, 2026, we had marketing expenses of $2,793, warrants issued for services of $11,374, stock based compensation - related parties of $16,439, and general and administrative expenses of $477,648 primarily due to consulting fees of $39,478, professional fees of $90,004, rent of $31,547, travel costs of $1,871, amortization costs of $53,917, compensation expenses of $191,269 and general and administration costs of $69,562 primarily as a result of our acquisitions of Toone and Benson.

For the three months ended March 31, 2025, we had general and administrative expenses of $103,321 primarily due to consulting fees of $91,825, professional fees of $10,969, travel costs of $153, and general and administration costs of $374 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended March 31, 2026 is comprised of interest income of $3,861, offset partially by interest expense of $1,259. Other expense for the three months ended March 31,2025 was none.

Net profit (loss) before income taxes

Net profit before income taxes for three months ended March 31, 2026 totaled $277,474 primarily due to (increases/decreases) in marketing expenses, warrants issued for services, stock based compensation - related parties, professional fees, compensation costs, consulting fees, rent expense, banking fees, amortization expense, travel costs, and general and administration costs compared to a loss of $103,321 for three months ended March 31, 2025 primarily due to (increases/decreases) in professional fees, consulting fees, travel costs, and general and administration costs.

Assets and Liabilities

Total assets were $2,261,043 as of March 31, 2026 compared to $1,543,042 as of December 31, 2025, or an increase of $718,001, which is primarily the result of an increase in cash, accounts receivable, intangible assets, and goodwill associated with our acquisition of Benson. Assets consisted primarily of cash of $343,220, accounts receivable of $267,666, other current assets of $57,693, other assets of $10,127, intangible assets of $583,167, and goodwill of $999,170. Liabilities were $1,294,932 as of March 31, 2026. Liabilities consisted primarily of accounts payable and accrued expenses of $54,823, accounts payable – related parties of $160,404, accrued expense – related parties of $557,535, incomes taxes payable of $13,685, other current liabilities of $735, and a long term notes of $507,750.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,759,751 at March 31, 2026, had working capital deficit of $118,603 and $308,174 at March 31, 2026 and December 31, 2025, respectively, had a net profit of $263,789 and a net loss $103,321 for the three months ended March 31, 2026 and 2025, respectively, and net cash provided by operating activities of $225,707 and net cash used in operating activities of $23,364 for the three months ended March 31, 2026 and 2025, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for three months ended March 31, 2026 of $187,422 resulting from cash provided by operating activities of $225,707, offset partially by cash used in investing activities of $38,285.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Net cash provided by (used in):
Operating activities	$225,707	$(23,364)
Investing activities	(38,285)	-
Financing activities	-	575,000
	$187,422	$551,636

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Cash Flows from Operating Activities – For the three months ended March 31, 2026, net cash provided by operating activities was $225,707 compared to net cash used in operations of $23,364 for the three months ended March 31, 2025. Net cash provided by operating activities was primarily due to a net profit of $263,789 for the three months ended March 31, 2026 and the changes in operating assets and liabilities of $119,811, primarily due to accounts receivable of $192,902, other current assets of $17,896, other assets of $10,127, and accounts payable and accrued expenses of $73,710, offset primarily by accounts payable – related parties of $160,404, income taxes payable of $13,685, and other current liabilities of $735. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the amortization expense of $53,916, warrants issued for services of $11,374, and stock based compensation – related parties of $16,439.

For the three months ended March 31, 2025, net cash used in operating activities was primarily due to a net loss of $103,321 and the changes in operating assets and liabilities of $7,382, primarily due to accounts payable and accrued expenses of $5,409, other current liabilities of $224, and other current assets of $1.749. In addition, net cash used in operating activities includes adjustments to reconcile net profit from warrants issued for compensation – related parties of $72,575.

Cash Flows from Investing Activities – For the three months ended March 31, 2026, net cash used in investing activities was due to the acquisition of a business. For the three months ended March 31,2025, net cash used in investing activities was none.

Cash Flows from Financing Activities – For the three months ended March 31, 2026, net cash provided by financing activities was none. For three months ended March 31, 2025, net cash provided by financing activities was $575,000 due to proceeds from issuance of common stock for cash.

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

Regulation D

On January 15, 2025, as modified on August 12, 2025, the Company initiated a Regulation D offering to sell up to 10,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of April 30, 2026, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000 and 270,000 common shares were sold to accredited investors at a price of $0.50 per common share totaling $135,000.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $14,270 and $72,575 under stock-based compensation – related parties in the consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $8,290 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $1,382 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the three months ended March 31, 2026 and 2025, the Company recognized $3,871 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $0 under stock-based compensation – related parties in the consolidated statements of operations.

Related Party Transactions

Receivables and Payables

As of March 31, 2026 and December 31, 2025, the Company had accounts payable – related parties balances of $160,404 and $54,000, respectively, primarily for consulting services provided by Toone and Benson in accordance with their respective Asset Purchase Agreement. The Toone Asset Purchase Agreement provides for a monthly fee of $18,000 and the Benson Asset Purchase Agreement provides for an hourly rate of $60 or $80 depending on the services involved.

Asset Purchase Agreements

The Toone and Benson Asset Purchase Agreements (“Agreements”) each provide for the acquired assets to be paid over a period of time for a combined total of $1,065,285. Pursuant to the Toone Agreement, Toone is to be paid a total of $750,000 payable $450,000 on October 1, 2026 and $300,000 on May 1, 2027. Pursuant to the Benson Agreement, Benson is to be paid a total of $315,285 payable $38,285 at 60-day anniversary of Closing; $69,250 on the first anniversary of Closing Date; $69,250 on the second anniversary of Closing Date; $69,250 on the third anniversary of Closing Date; and $69,250 on the fourth anniversary of Closing Date. The Company recorded a balance of $557,535 and $450,000 in accrued expenses – related parties in the accompanying Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively, and a balance of $507,750 and $300,000 in long term note – related parties in the accompanying Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. There were no payments made to Toone or Benson during for the three months ended March 31, 2026 and 2025.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Refer to Notes 7 and 9 in the accompanying notes to the condensed consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (March 31, 2026), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2026, the Company sold 270,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $135,000.

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

FAMILY OFFICE OF AMERICA, INC.

Dated: May 15, 2026	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

