Form 10-Q
period 2026-06-30
FAMILY OFFICE OF AMERICA, INC.
filed 2026-08-14
CIK 1871181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 30,826,004 shares of common stock outstanding.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Family Office” refers to Family Office of America, Inc., formerly known as Qualis Innovations, Inc., a Nevada corporation;
●	“Commission” refers to the Securities and Exchange Commission;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash	$636,887	$155,798
Accounts receivable	160,909	74,764
Other current assets	12,176	39,797
Total current assets	809,972	270,359

Intangible assets, net	529,250	437,083
Goodwill	999,170	835,600
Operating lease right-of-use assets, net	303,294
Other assets	10,127	-
Total assets	$2,651,813	$1,543,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,718	$74,533
Accounts payable – related parties	213,313	54,000
Accrued expenses – related parties	819,250	450,000
Current portion of operating lease liabilities	73,215	-
Income taxes payable	13,685	-
Other current liabilities	325	-
Total current liabilities	1,207,506	578,533

Long-term liabilities:
Long term note – related parties	207,750	300,000
Operating lease liabilities, net of current portion	239,359	-
Total long-term liabilities	447,109	300,000
Total liabilities	1,654,615	878,533

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 30,592,004 and 30,202,004 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	30,592	30,202
Additional paid-in-capital	5,851,503	5,657,847
Accumulated deficit	(4,884,897)	(5,023,540)
Total stockholders’ equity	997,198	664,509
Total liabilities and stockholders’ equity	$2,651,813	$1,543,042

See accompanying notes to unaudited condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025

Net revenues	$1,315,800	$-	$532,674	$-

Gross Profit	1,315,800	-	532,674	-

Operating expenses:
Marketing expenses	4,906	-	2,113	-
Warrants for services	6,170	34,540	(5,205)	34,540
Stock based compensation - related parties	32,876	86,845	16,438	14,270
General and administrative	1,151,515	81,400	673,868	50,508
Total operating expenses	1,195,467	202,785	687,214	99,318
Profit (loss) from operations	120,333	(202,785)	(154,540)	(99,318)

Other (income) expense:
Interest expense	1,838	-	578	-
Interest income	(33,833)	(4,236)	(29,972)	(4,090)
Total operating (income) expense	(31,995)	(4,236)	(29,394)	(4,090)

Profit (loss) before income taxes	152,328	(198,549)	(125,146)	(95,228)
Income taxes	68,425	-		-
Use of valuation allowance	(54,740)	-		-
Income taxes, net of valuation allowance	13,685	-	-	-

Net profit (loss)	$138,643	$(198,549)	$(125,146)	$(95,228)

Net profit (loss) per share
Basic	$0.00	$(0.01)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	30,367,938	24,667,148	30,488,817	26,740,499
Diluted	37,787,938	24,667,148	30,488,817	26,740,499

See accompanying notes to unaudited condensed consolidated financial statements.

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2025	20,439,950	$20,440	$4,486,912	$(4,530,792)	$(23,440)
Issuance of common stock for cash	5,750,000	5,750	569,250	-	575,000
Warrants issued for compensation - related parties	-	-	72,575	-	72,575
Net loss	-	-	-	(103,321)	(103,321)
Balance as of March 31, 2025	26,189,950	$26,190	$5,128,737	$(4,634,113)	$520,814

Issuance of common stock for cash	800,000	800	79,200	-	80,000
Warrants issued for services	-	-	34,540	-	34,540
Warrants issued for compensation - related parties	-	-	14,270	-	14,270
Net loss	-	-	-	(95,228)	(95,228)
Balance as of June 30, 2025	26,989,950	$26,990	$5,256,747	$(4,729,341)	$554,396

Balance as of January 1, 2026	30,202,004	$30,202	$5,657,847	$(5,023,540)	$664,509
Issuance of common stock in acquisition	100,000	100	9,900	-	10,000
Warrants issued for services	-	-	11,374	-	11,374
Stock based compensation - related parties	-	-	16,439	-	16,439
Net profit	-	-	-	263,789	263,789
Balance as of March 31, 2026	30,302,004	$30,302	$5,695,560	$(4,759,751)	$966,111

Issuance of common stock for cash	290,000	290	144,710	-	145,000
Warrants cancelled for services	-	-	(5,204)	-	(5,204)
Stock based compensation - related parties	-	-	16,437	-	16,437
Net loss	-	-	-	(125,146)	(125,146)
Balance as of June 30, 2026	30,592,004	$30,592	$5,851,503	$(4,884,897)	$997,198

See accompanying notes to unaudited condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net profit (loss)	$138,643	$(198,549)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Amortization expense	107,833	-
Warrants issued for services	6,170	34,540
Stock based compensation - related parties	32,876	86,845
Allowance for doubtful accounts	65,132	-
Changes in operating assets and liabilities:
Accounts receivable	(151,277)	-
Other current assets	27,621	3,497
Other assets	(10,127)	-
Accounts payable and accrued expenses	13,185	(10,097)
Accounts payable – related parties	159,313	-
Accrued expenses – related parties	(38,285)	-
Income taxes payable	13,685	-
Other current liabilities	9,605	451
Net cash provided by (used in) operating activities	374,374	(83,313)

Cash flows from investing activities:
Acquisition of business	(38,285)	-
Net cash used in investing activities	(38,285)	-

Cash flows from financing activities:
Issuance of common stock for cash	145,000	655,000
Net cash provided by financing activities	145,000	655,000

Net increase in cash	481,089	571,687

Cash at beginning of period	155,798	13,586
Cash at end of period	$636,887	$585,273

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Acquisition of business	$325,285	$-
Common stock issued in conjunction with share agreement	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

FAMILY OFFICE OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

The aggregate purchase price for the acquired assets shall be Three Hundred Sixty-Three Thousand, Five Hundred and Seventy Dollars ($363,570) (the “Purchase Price”), payable as follows:

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

The Company currently operates in two business segments. The Company is not organized by market and is managed and operated as two businesses. Two separate management teams report to the chief operating decision maker, Mr. Pat Adams, the Company’s Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,884,897 at June 30, 2026, had a working capital deficit of $397,534 and $308,174 at June 30, 2026 and December 31, 2025, respectively, had a net loss of $125,146 and a net profit of $138,643, and a net loss of $95,228 and $198,549 for the three and six months ended June 30, 2026 and 2025, respectively, and net cash provided by operating activities of $374,374 and net cash used in operating activities of $83,313 for the six months ended June 30, 2026 and 2025, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2026, there were no financial instruments requiring fair value.

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

There were 7,420,000 and 7,420,000, and 6,180,000 and 6,180,000 dilutive securities outstanding for the three and six months ended June 30, 2026 and 2025, respectively.

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

The Company is headquartered and operates in the United States. To date, the Company has generated limited revenues from operations. There can be no assurance that the Company will be able to raise additional capital and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. Currently, these contingencies include general economic conditions, price of components, competition, and governmental and political conditions.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the three and six months ended June 30, 2026 and 2025. No single client accounted for more than 10% of trade accounts receivable as of June 30, 2026 and December 31, 2025.

Seasonality

The business is subject to substantial seasonal fluctuations.

Major Suppliers

The Company has not entered into any contracts that obligate it to purchase a minimum quantity or exclusively from any supplier.

Recent Accounting Pronouncements – Not Yet Adopted

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

Recently Adopted Accounting Pronouncement

In August 2023, the FASB issued ASU 2023-05, “Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”), which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company adopted ASU No. 2023-05 and it did not have a material effect on the Company’s consolidated financial statements or disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU No. 2023-07 and it did not have a material effect on the Company’s financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under the ASU, Public Business Entity (“PBE”) must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” This guidance is effective for public companies for annual periods beginning after December 15, 2024. For other companies, the amendments are effective for annual periods beginning after December 15, 2025. The Company adopted ASU No. 2023-09 and it did not have a material effect on the Company’s condensed consolidated financial statements or disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies the guidance on ASC Topic 718 by illustrating how to apply the scope guidance to determine whether a profit interest award should be accounted for as a shared-based payment arrangement under ASC 718 or another accounting standard (e.g., employee profit-sharing arrangement under ASC 710). The ASU aims to reduce the complexity diversity in practice by adding an example to ASC 718 that describes four fact patterns and illustrates how an entity evaluates common terms and characteristics of profit interests and similar awards to reach a conclusion about whether an award meets the scope conditions in ASC 718-10-15-3. The ASU is effective for all public entities for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company adopted ASU No. 2024-01 and it did not have a material effect on the Company’s condensed consolidated financial statements or disclosures.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

NOTE 4 – ACQUISITION

Benson Family Office

On January 1, 2026, the Company entered into an Asset Purchase Agreement (“Agreement”) with Benson Family Office & Accounting Services, LLP, a Florida limited liability company (“Benson”), in which the Company acquired certain assets of Benson (“Acquisition”). Upon the closing of the Acquisition, the Company received substantially all of the operating assets of Benson, consisting of fixed assets and intellectual property.

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

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net consisted of the following as of:

		June 30,	December 31,
	Estimated Life	2026	2025
Non-competition agreement - Toone	3 years	$75,000	$75,000
Tradename - Toone	5 years	50,000	50,000
Client list - Toone	3 years	300,000	300,000
Developed technology - Toone	3 years	50,000	50,000
Non-competition agreement - Benson	3 years	25,000	-
Tradename - Benson	5 years	20,000	-
Client list - Benson	3 years	140,000	-
Developed technology - Benson	3 years	15,000	-
Accumulated amortization		(145,750)	(37,917)
		$529,250	$437,083

		June 30,	December 31,
	Estimated Life	2026	2025

Goodwill - Toone	indefinite	$835,600	$835,600
Goodwill - Benson	indefinite	$163,570	$-

Future amortization expense related to intangible assets are approximately as follows:

	Non-competition	Tradename	Client list	Developed technology	Total
2026	$16,667	$7,000	$73,333	$10,833	$107,833
2027	33,333	14,000	146,667	21,667	215,667
2028	27,084	14,000	121,666	17,500	180,250
2029	-	14,000	-	-	14,000
2030	-	11,500	-	-	11,500
	$77,084	$60,500	$341,666	$50,000	$529,250

Amortization expense was $53,916 and $107,833, and $0 and $0 for the three and six months ended June 30, 2026 and 2025 and is classified in general and administrative expenses in the accompanying condensed consolidated Statements of Operations.

NOTE 6 – SHORT TERM LOAN

On October 1, 2025, the FO Maryland entered into an Asset Purchase Agreement (“Agreement”) with Toone, in which the Company acquired certain assets of Toone. The aggregate purchase price for the acquired assets included a payable of $750,000 due May 1, 2027 (see Note 1).

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

NOTE 8 – OPERATING LEASE

On February 25, 2026, the Company’s Toone subsidiary entered into a thirty-nine month lease for its office commencing June 1, 2026 maturing August 31, 2029. This facility is leased in monthly installments of approximately $5,064 for months 1 through 6, and $10,127 for months 7 through 12. Thereafter, the monthly rent shall be increased by three percent (3%) per annum each succeeding lease year. In accordance with ASC 842, the Company recorded an operating lease ROU asset of $317,430 and a related operating lease liability of $317,430.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months ended June 30,		Three Months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$19,407	$-	$19,407	$-
Short term lease cost	$-	$-	$-	$-
Total lease expense	$19,407	$-	$19,407	$-

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,
	2026	2025
Operating lease expense	$19,407	$-

In accordance with ASC 842, other information related to leases was as follows:

Six Months ended June 30,	2026	2025
Operating cash flows from operating leases	$10,127	$-
Cash paid for amounts included in the measurement of lease liabilities	$10,127	$-

Weighted-average remaining lease term—operating leases	3.08 years	-
Weighted-average discount rate—operating leases	10%	-%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2026 were as follows:

Operating
Year ending:	Lease
2026 (remaining six months 2026)	$30,381
2027	123,651
2028	127,360
2029	86,917
Total undiscounted cash flows	$368,309

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	3.08 years
Weighted-average discount rate	10%
Present values	$312,574

Lease liabilities—current	$73,215
Lease liabilities—long-term	239,359
Lease liabilities—total	$312,574

Difference between undiscounted and discounted cash flows	$55,735

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized 25,000,000 preferred stock with a par value of $0.001 with no preferred shares outstanding at June 30, 2026 and December 31, 2025.

The Company has authorized 750,000,000 shares of par value $0.001 common stock, of which 30,592,004 and 30,202,004 shares are outstanding at June 30, 2026 and December 31, 2025, respectively.

Common Stock

During the six months ended June 30, 2026, the Company sold 290,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $145,000.

On January 1, 2026, the Company entered into an Agreement with Benson, in which the Company acquired certain assets of Benson. The aggregate purchase price for the acquired assets included an issuance of 100,000 of the Company’s common shares, valued at $10,000 (based on the estimated fair value of the stock on the date of issuance) (see Note 1).

On January 15, 2025, as modified on August 12, 2025, the Company initiated a Regulation D offering to sell up to 10,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of June 30, 2026, a total of 6,550,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $655,000.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2026 and 2025, the Company recognized $14,270 and $28,540, and $14,270 and $86,845, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. On June 2, 2026, the Company cancelled 333,334 of the unvested warrants and recorded a credit of $8,075 under warrants cancelled for services in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company recognized $(3,224) and $5,066, and $34,540 and $34,540, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. On June 2, 2026, the Company cancelled 166,666 of the unvested warrants and recorded a credit of $3,684 under warrants cancelled for services in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company recognized $(3,684) and $(2,303), and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2026 and 2025, the Company recognized $3,870 and $7,743, and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the three and six months ended June 30, 2026 and 2025, the Company recognized $11,445 and $11,445, and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

The following represents a summary of the warrants outstanding at June 30, 2026 and changes during the periods then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2025	1,590,000	$0.77	4.5	$2,000
Granted	6,300,000	0.10	4.3	3,669,120
Exercised	-	-	-	-
Expired/Forfeited	(90,000)	-	-	-
Outstanding at December 31, 2025	7,800,000	$0.22	4.2	$3,862,040
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(500,000)	-	-	-
Outstanding at June 30, 2026	7,300,000	$0.23	3.7	$3,570,840
Exercisable at June 30, 2026	5,132,668	$0.29	3.7	$2,308,586
Expected to be vested	7,300,000	$0.23	3.7	$3,570,840

*	Based on the fair value of the Company’s stock on June 30, 2026 and December 31, 2025, respectively

Options

The following represents a summary of the options outstanding at June 30, 2026 and changes during the periods then ended:

	Options	Weighted Average Exercise Price	Weighted Average Contract Life (in Years)	Aggregate Intrinsic Value *
Outstanding at January 1, 2025	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at December 31, 2025	120,000	$0.50	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding at June 30, 2026	120,000	$0.50	0.7	$-
Exercisable at June 30, 2026	120,000	$0.50	0.7	$-
Expected to be vested	120,000	$0.50	0.7	$-

*	Based on the fair value of the Company’s stock on June 30, 2026 and December 31, 2025, respectively

NOTE 10 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 4, 6, and 7, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

Receivables and Payables

As of June 30, 2026 and December 31, 2025, the Company had accounts payable – related parties balances of $213,313 and $54,000, respectively, primarily for consulting services provided by Toone and Benson in accordance with their respective Asset Purchase Agreement. The Toone Asset Purchase Agreement provides for a monthly fee of $18,000 and the Benson Asset Purchase Agreement provides for an hourly rate of $60 or $80 depending on the services involved.

Asset Purchase Agreements

The Toone and Benson Asset Purchase Agreements (“Agreements”) each provide for the acquired assets to be paid over a period of time for a combined total of $1,065,285. Pursuant to the Toone Agreement, Toone is to be paid a total of $750,000 payable $450,000 on October 1, 2026 and $300,000 on May 1, 2027. Pursuant to the Benson Agreement, Benson is to be paid a total of $315,285 payable $38,285 at 60-day anniversary of Closing; $69,250 on the first anniversary of Closing Date; $69,250 on the second anniversary of Closing Date; $69,250 on the third anniversary of Closing Date; and $69,250 on the fourth anniversary of Closing Date. The Company recorded a balance of $819,250 and $450,000 in accrued expenses – related parties in the accompanying condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively, and a balance of $207,750 and $300,000 in long term note – related parties in the accompanying condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. There were payments of $12,000 and $0 made to Toone or Benson during for the three and six months ended June 30, 2026 and 2025 (see Note 1).

NOTE 11 – EARNINGS PER SHARE

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

The following potentially dilutive securities for the three and six months ended June 30, 2025 were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Options to purchase shares of common stock	120,000	120,000	120,000	120,000
Warrants to purchase shares of common stock granted on February 14, 2021 to CreoMed, Inc.*	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on March 16, 2021 to Demir Bingol*	300,000	300,000	300,000	300,000
Warrants to purchase shares of common stock granted on April 1, 2022 to CreoMed, Inc.	400,000	400,000	400,000	400,000
Warrants to purchase shares of common stock granted on various dates in fiscal year 2022 and 2025	6,200,000	4,960,000	6,200,000	4,960,000
Total potentially dilutive shares	7,420,000	6,180,000	7,420,000	6,180,000

*	The Company has cancelled and regranted these warrants to purchase 1,098,830 shares (698,830 warrants issued to the Ahmet Demir Bingol and 400,000 to CreoMed Inc.) of the Company’s common stock on June 29, 2021 in conjunction with the share exchange agreement.

The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025

Net profit (loss) attributable to the common stockholders	$138,643	$(198,549)	$(125,146)	$(95,228)

Basic weighted average outstanding shares of common stock	30,367,938	24,667,148	30,488,817	26,740,499
Dilutive effect of options and warrants	7,420,000	-	-	-
Diluted weighted average common stock and common stock equivalents	37,787,938	24,667,148	30,488,817	26,740,499

Profit (loss) per share:
Basic	$0.00	$(0.01)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.00)

NOTE 12 – INCOME TAXES

For the three months ended June 30, 2026 and 2025, the Company had no income tax expense. For the six months ended June 30, 2026 and 2025, the Company had income tax expense of $68,425 and $0, respectively, and a use of the valuation allowance of $54,740 and $0, respectively. The variance was driven by changes in pretax income and partially offset by the benefit of work opportunity tax credits in the first half of 2025.

As of year-end 2025, the Company has recorded valuation allowances against its U.S. general business credit carryforwards, certain loss carryforwards, and certain future deductible items. The Company will continue to evaluate the need for valuation allowances against deferred tax assets on a quarterly basis and may adjust the allowance as circumstances change.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SEGMENT REPORTING

In accordance with criteria under Topic ASC 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM has identified Toone and Benson as its operating segments and reviews results of its operating segments to assess performance, make decisions, and allocate operating and capital resources of the Company as a whole. The CODM distinguishes its principal business activities for the purpose of internal reporting along with using that measure as a basis for evaluating financial performance quarterly. Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are salaries and related expenses, and general and administrative. The condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of June 30, 2026 and 2025, for the two reportable segments.

Information on reportable segments and reconciliation to condensed consolidated net income is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Toone
Revenue	$1,103,465	$-	$437,477	$-
Net sales	$1,103,465	$-	$437,477	$-
Expenses	767,179	-	447,316	-
Net profit (loss)	$336,286	$-	$(9,839)	$-

Total assets	$707,549	$-	$707,549	$-

Benson
Revenue	$212,335	$-	$95,197	$-
Net sales	$212,335	$-	$95,197	$-
Expenses	151,590	-	70,193	-
Net profit	$60,745	$-	$25,004	$-

Total assets	$151,631	$-	$151,631	$-

Consolidated
Revenue	$1,315,800	$-	$532,674	$-
Net sales	$1,315,800	$-	$532,674	$-
Expenses	1,195,467	202,785	687,214	99,318
Other income, net of income taxes	(18,310)	(4,236)	(29,394)	(4,090)
Net profit (loss)	$138,643	$(198,549)	$(125,146)	$(95,228)

Total assets	$2,651,813	$588,771	$2,651,813	$588,771

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2026 up through the date the condensed consolidated financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2026.

Common Stock

Subsequent to June 30, 2026, the Company sold 234,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $117,000.

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

Ownership interests in the Company’s subsidiaries held by parties other than the Company are presented separately from the Company’s equity in the condensed consolidated balance sheets as “noncontrolling interests.” The amount of consolidated net loss attributable to the Company and the noncontrolling interests are both presented on the face of the condensed consolidated statements of operations.

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

The aggregate purchase price for the acquired assets shall be Three Hundred Sixty-Three Thousand, FIve Hundred and Seventy Dollars ($363,570) (the “Purchase Price”), payable as follows:

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

Financing Transactions

Operating Lease

On February 25, 2026, the Company’s Toone subsidiary entered into a thirty-nine month lease for its office commencing June 1, 2026 maturing August 31, 2029. This facility is leased in monthly installments of approximately $5,064 for months 1 through 6, and $10,127 for months 7 through 12. Thereafter, the monthly rent shall be increased by three percent (3%) per annum each succeeding lease year. In accordance with ASC 842, the Company recorded an operating lease ROU asset of $315,012 and a related operating lease liability of $315,012.

Short Term Note Payable

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

Common Stock

Subsequent to June 30, 2026, the Company sold 234,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $117,000.

During the six months ended June 30, 2026, the Company sold 290,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $145,000.

On January 1, 2026, the Company entered into an Agreement with Benson, in which the Company acquired certain assets of Benson. The aggregate purchase price for the acquired assets included an issuance of 100,000 of the Company’s common shares, valued at $10,000 (based on the estimated fair value of the stock on the date of issuance) (see Note 1).

On January 15, 2025, as modified on August 12, 2025, the Company initiated a Regulation D offering to sell up to 10,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of June 30, 2026, a total of 6,550,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $655,000.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2026 and 2025, the Company recognized $14,270 and $28,540, and $14,270 and $86,845, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. On June 2, 2026, the Company cancelled 333,334 of the unvested warrants and recorded a credit of $8,075 under warrants cancelled for services in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company recognized $(3,224) and $5,066, and $34,540 and $34,540, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. On June 2, 2026, the Company cancelled 166,666 of the unvested warrants and recorded a credit of $3,684 under warrants cancelled for services in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company recognized $(3,684) and $(2,303), and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2026 and 2025, the Company recognized $3,870 and $7,743, and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the three and six months ended June 30, 2026 and 2025, the Company recognized $11,445 and $11,445, and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2026 and 2025. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025

Net revenues	$532,674	$-
Cost of sales	-	-
Gross Profit	532,674	-

Operating expenses:
Marketing expenses	2,113	-
Warrants issued for services	(5,205)	-
Stock based compensation – related parties	16,438	-
General and administrative	673,868	99,318
Total operating expenses	687,214	99,318

Other (income) expense	(29,394)	(4,090)
Net profit (loss) before income taxes	$(125,146)	$(95,228)

Revenues

For the three months ended June 30, 2026 and 2025, we had revenues of $532,674 and $0, respectively, as a result of our acquisitions of Toone and Benson.

Cost of Sales

For the three months ended June 30, 2026 and 2025, we had no cost of sales.

Operating expenses

Operating expenses increased by $587,896, or 591.9%, to $687,214 for three months ended June 30, 2026 from $99,318 for the three months ended June 30, 2025 primarily due to an increase in compensation expenses of $166,255, travel costs of $1,541, professional fees of $112,665, rent of $52,474, amortization costs of $53,917, marketing expenses of $2,113, stock based compensation - related parties of $2,168, consulting fees of $33,215, bad debt of $99,792, merchant fees of $20,429, and general and administration costs of $83,072, offset partially by warrants issued for services of $39,745, primarily as a result of our acquisitions of Toone and Benson.

For the three months ended June 30, 2026, we had marketing expenses of $2,113, warrants issued for services of $(5,205), stock based compensation - related parties of $16,438, and general and administrative expenses of $673,868 primarily due to consulting fees of $62,465, professional fees of $131,807, rent of $52,474, travel costs of $1,727, amortization costs of $53,917, compensation expenses of $166,255, bad debt of $99,792, and merchant fees of $20,429, general and administration costs of $85,002 primarily as a result of our acquisitions of Toone and Benson.

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

Other Income

Other income of $29,394 for the three months ended June 30, 2026 is comprised of interest income of $29,972, offset partially by interest expense of $578. Other income for the three months ended June 30, 2025 totaled $4,090 primarily due to interest income.

Net loss before income taxes

Net loss before income taxes for three months ended June 30, 2026 totaled $125,146 primarily due to net revenues of $532,674 and the (increases/decreases) in marketing expenses, warrants issued for services, stock based compensation - related parties, professional fees, compensation costs, consulting fees, rent expense, banking fees, amortization expense, travel costs, and general and administration costs compared to a loss of $95,228 for three months ended June 30, 2025 primarily due to (increases/decreases) in warrants for services, stock based compensation - related parties, professional fees, consulting fees, travel costs, and general and administration costs.

Assets and Liabilities

Total assets were $2,651,813 as of June 30, 2026 compared to $1,543,042 as of December 31, 2025, or an increase of $1,108,771, which is primarily the result of an increase in cash, accounts receivable, intangible assets, and goodwill associated with our acquisition of Benson. Assets consisted primarily of cash of $636,887, accounts receivable of $160,909, other current assets of $12,176, other assets of $10,127, intangible assets of $529,250, operating lease right-of-use assets of $303,294, and goodwill of $999,170. Liabilities were $1,654,615 as of June 30, 2026. Liabilities consisted primarily of accounts payable and accrued expenses of $87,718, accounts payable – related parties of $213,313, accrued expense – related parties of $819,250, current portion of operating lease liabilities of $73,215, income taxes payable of $13,685, other current liabilities of $325, operating lease liabilities, net of current portion of $239,359, and long term notes of $207,750.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2026 and 2025. The results of operations for the periods shown in our unaudited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Net revenues	$1,315,800	$-
Cost of sales	-	-
Gross Profit	1,315,800	-

Operating expenses:
Marketing expenses	4,906	-
Warrants issued for services	6,170	-
Stock based compensation – related parties	32,876	-
General and administrative	1,151,515	202,785
Total operating expenses	1,195,467	202,785

Other (income) expense	(31,995)	(4,236))
Net profit (loss) before income taxes	$152,328	$(198,549)

Revenues

For the six months ended June 30, 2026 and 2025, we had revenues of $1,315,800 and $0, respectively, as a result of our acquisitions of Toone and Benson.

Cost of Sales

For the six months ended June 30, 2026 and 2025, we had no cost of sales.

Operating expenses

Operating expenses increased by $992,682, or 489.5%, to $1,195,467 for six months ended June 30, 2026 from $202,785 for the six months ended June 30, 2025 primarily due to increases in consulting fees of $53,444, professional fees of $191,699, travel costs of $3,260, rent of $84,021, compensation expenses of $357,521, amortization costs of $107,833, bad debt of $82,189, merchant fees of $43,114, and general and administration costs of $151,940, offset primarily by warrants for services of $28,370 and stock based compensation - related parties of $53,969, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2026, we had marketing expenses of $4,906, warrants for services of $6,170, stock based compensation - related parties of $32,876, general and administrative expenses of $1,151,515 primarily due to consulting fees of $101,944, professional fees of $221,811, travel costs of $3,598, rent of $84,021, amortization costs of $107,833, compensation expenses of $357,521, bad debt of $82,189, merchant fees of $43,557, and general and administration costs of $149,041, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

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

Other Income Expense

Other income for the six months ended June 30, 2026 totaled $31,995 primarily due to interest income compared to other income for the six months ended June 30, 2025 totaled $4,236 primarily due to interest income.

Net profit (loss) before income taxes

Net income before income taxes for the six months ended June 30, 2026 totaled $152,328 primarily due to (increases/decreases) in warrants for services, stock based compensation - related parties, professional fees, consulting fees, and general and administration costs compared to a loss of $198,549 for the six months ended June 30, 2025 primarily due to (increases/decreases) in warrants for services, stock based compensation - related parties, professional fees, consulting fees, and general and administration costs.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,884,897 at June 30, 2026, had a working capital deficit of $397,534 and $308,174 at June 30, 2026 and December 31, 2025, respectively, had a net loss and a net profit of $125,146 and $138,643, and a net loss of $95,228 and $198,549 for the three and six months ended June 30, 2026 and 2025, respectively, and net cash provided by operating activities of $374,374 and net cash used in operating activities of $83,313 for the six months ended June 30, 2026 and 2025, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for six months ended June 30, 2026 of $481,089 resulting from cash provided by operating activities of $374,374 and cash provided by financing activities of $145,000, offset partially by cash used in investing activities of $38,285.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Net cash provided by (used in):
Operating activities	$374,374	$(83,313)
Investing activities	(38,285)	-
Financing activities	145,000	655,000
	$481,089	$571,687

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Cash Flows from Operating Activities – For the six months ended June 30, 2026, net cash provided by operating activities was $374,374 compared to net cash used in operations of $83,313 for the six months ended June 30, 2025. Net cash provided by operating activities was primarily due to a net profit of $138,643 for the six months ended June 30, 2026 and the changes in operating assets and liabilities of $23,720, primarily due to other current assets of $27,621, accounts payable and accrued expenses of $13,185, accounts payable – related parties of $159,313, income taxes payable of $13,685, and other current liabilities of $9,605, offset primarily by accounts receivable of $151,277, other assets of $10,127, and accrued expenses – related parties of $38,285. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the amortization expense of $107,833, warrants issued for services of $6,170, stock based compensation – related parties of $32,876, and the allowance for doubtful accounts of $65,132.

For the six months ended June 30, 2025, net cash used in operations was $83,313. Net cash used in operations was primarily due to a net loss of $198,549 for the six months ended June 30, 2025 and the changes in operating assets and liabilities of $6,149, primarily due to accounts payable and accrued expenses of $10,097, offset primarily by other current assets of $3,497 and other current liabilities of $451. In addition, net cash used in operating activities includes adjustments to reconcile net profit from warrants for services of $34,540 and warrants issued for compensation - related parties of $86,845.

Cash Flows from Investing Activities – For the six months ended June 30, 2026, net cash used in investing activities was due to the acquisition of a business. For the six months ended June 30,2025, net cash used in investing activities was none.

Cash Flows from Financing Activities – For the six months ended June 30, 2026, net cash provided by financing activities was $145,000 due to the issuance of common stock for cash. For the six months ended June 30, 2025, net cash provided by financing was $655,000 due to the issuance of common stock for cash.

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

Regulation D

On January 15, 2025, as modified on August 12, 2025, the Company initiated a Regulation D offering to sell up to 10,000,000 common shares at a price of $0.10 per share. Holders of the common shares will have voting rights. As of June 30, 2026, a total of 9,650,000 common shares were sold to accredited investors at a price of $0.10 per common share totaling $965,000 and 290,000 common shares were sold to accredited investors at a price of $0.50 per common share totaling $145,000.

Warrants

On January 15, 2025, the Company granted a total of 3,000,000 warrants to purchase 3,000,000 shares of the Company’s common stock, with 1,500,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 1,500,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $171,239 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2026 and 2025, the Company recognized $14,270 and $28,540, and $14,270 and $86,845, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On June 11, 2025, the Company granted a total of 1,500,000 warrants to purchase 1,500,000 shares of the Company’s common stock to third parties, valued at $99,476 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 500,000 at date of grant, 500,000 in one year from the grant date, and the remaining 500,000 on the 2nd anniversary from the grant date. On June 2, 2026, the Company cancelled 333,334 of the unvested warrants and recorded a credit of $8,075 under warrants cancelled for services in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company recognized $(3,224) and $5,066, and $34,540 and $34,540, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On August 1, 2025, the Company granted a total of 250,000 warrants to purchase 250,000 shares of the Company’s common stock to third parties, valued at $16,579 (based on the Binomial valuation model on the date of grant). The option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 83,333 at date of grant, 83,333 in one year from the grant date, and the remaining 83,334 on the 2nd anniversary from the grant date. On June 2, 2026, the Company cancelled 166,666 of the unvested warrants and recorded a credit of $3,684 under warrants cancelled for services in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company recognized $(3,684) and $(2,303), and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On October 13, 2025, the Company granted a total of 1,250,000 warrants to purchase 1,250,000 shares of the Company’s common stock, with 350,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO, 350,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, and 550,000 warrants granted to third parties, valued at $46,458 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and each vest 416,667 at date of grant, 416,667 in one year from the grant date, and the remaining 416,666 on the 2nd anniversary from the grant date. During the three and six months ended June 30, 2026 and 2025, the Company recognized $3,870 and $7,743, and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

On December 1, 2025, the Company granted a total of 300,000 warrants to purchase 300,000 shares of the Company’s common stock, with 150,000 warrants granted to Mr. Patrick Adams, the Company’s Acting CEO and 150,000 warrants granted to Mr. Ulderico Conte, Director of Acquisitions for consulting services, valued at $11,445 (based on the Binomial valuation model on the date of grant). Each of the option grants are exercisable for a period of five years at $0.10 per share in whole or in part and vest immediately. During the three and six months ended June 30, 2026 and 2025, the Company recognized $11,445 and $11,445, and $0 and $0, respectively, under stock-based compensation – related parties in the condensed consolidated statements of operations.

Related Party Transactions

Receivables and Payables

As of June 30, 2026 and December 31, 2025, the Company had accounts payable – related parties balances of $213,313 and $54,000, respectively, primarily for consulting services provided by Toone and Benson in accordance with their respective Asset Purchase Agreement. The Toone Asset Purchase Agreement provides for a monthly fee of $18,000 and the Benson Asset Purchase Agreement provides for an hourly rate of $60 or $80 depending on the services involved.

Asset Purchase Agreements

The Toone and Benson Asset Purchase Agreements (“Agreements”) each provide for the acquired assets to be paid over a period of time for a combined total of $1,065,285. Pursuant to the Toone Agreement, Toone is to be paid a total of $750,000 payable $450,000 on October 1, 2026 and $300,000 on May 1, 2027. Pursuant to the Benson Agreement, Benson is to be paid a total of $315,285 payable $38,285 at 60-day anniversary of Closing; $69,250 on the first anniversary of Closing Date; $69,250 on the second anniversary of Closing Date; $69,250 on the third anniversary of Closing Date; and $69,250 on the fourth anniversary of Closing Date. The Company recorded a balance of $819,250 and $450,000 in accrued expenses – related parties in the accompanying condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively, and a balance of $207,750 and $300,000 in long term note – related parties in the accompanying condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. There were payments of $12,000 and $0 made to Toone or Benson during for the three and six months ended June 30, 2026 and 2025.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting Principles and within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2026), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2026, the Company sold 234,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $117,000.

In June 2026, the Company sold 20,000 shares of common stock through the Company’s Regulation D offering to accredited investors at a price of $0.50 per share totaling $10,000.

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

FAMILY OFFICE OF AMERICA, INC.

Dated: August 14, 2026	By:	/s/ Patrick Adams
Patrick Adams
Acting CEO and Chairman

